Form 10QSB
period 2000-03-31
PINNACLE BUSINESS MANAGEMENT INC
filed 2000-05-22
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

    IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
            FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION

                            MAS ACQUISITION XIX CORP.
                 (Name of Small Business Issuer in its charter)

            Indiana                                35-2082971
(State or other jurisdiction of                (I.R.S.Employer
 incorporation or organization               Identification Number)



               1710 E. Division Street, Evansville, Indiana 47711
             (Address of principal executive offices and zip code)

              Registrant's telephone number, including area code:

                                 (812) 479-7266



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin g the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


As of March 31, 2000, the Registrant has outstanding 1,000 shares of common stock.

Transitional Small Business Disclosure Format.      Yes [ ]    No [X]






TABLE OF CONTENTS                                                           PAGE



PART I.  FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION



PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           MAS ACQUISITION XIX CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS
                                MARCH 31, 2000

                              TABLE OF CONTENTS


  ACCOUNTANTS' REVIEW REPORT                                         1

  BALANCE  SHEET                                                     2

  STATEMENT  OF  OPERATIONS                                          3

  STATEMENT  OF EQUITY                                               4

  STATEMENT  OF  CASH  FLOWS                                         5

  NOTES  TO FINANCIAL  STATEMENTS                                  6-8



To the Stockholders
MAS Acquisition XIX Corp.
Evansville, Indiana

We have reviewed the accompanying balance sheet of MAS Acquisition XIX Corp. (a development stage corporation) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the three months then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MAS Acquisition XIX Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/S/  BAGELL,  JOSEPHS,  LEVINE,  FIRESTONE  &  CO.,  L.L.C.
-----------------------------------------------------------
     BAGELL,  JOSEPHS,  LEVINE,  FIRESTONE  &  CO.,  L.L.C
     Certified  Public  Accountants

May 10, 2000

                            MAS ACQUISITION XIX CORP
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2000

                                     ASSETS
                                     ------

CURRENT  ASSETS                                         $     -
                                                         -----------

          Total Current Assets                                -
                                                         -----------

OTHER  ASSETS
     Organizational costs (net of amortization of $64)            26
                                                         -----------

TOTAL  ASSETS                                                     26
                                                         ===========


              LIABILITIES  AND  STOCKHOLDERS' EQUITY


CURRENT  LIABILITIES                                    $     -

           Total Current Liabilities                          -
                                                        ------------

STOCKHOLDERS'  EQUITY

   Preferred stock, $.001 par value, 20,000,000
     shares authorized, none issued or outstanding            -

   Common stock, $.001 par value, 8,000,000 shares
     authorized, 1,000 shares issued and outstanding           100

   Deficit accumulated during the development stage            (85)
                                                        -----------

            Total Stockholders' Equity                          26
                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        26
                                                        ===========

              See Accompanying Notes and Accountants' Report

                           MAS ACQUISITION XIX CORP
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                MARCH 31, 2000





REVENUE                                                        $         -

COSTS AND EXPENSES
     General and Administrative                                          5
                                                                 ----------

NET (LOSS)                                                     $        (5)
                                                                 ==========

PER SHARE INFORMATION:

Weighted average number of common shares outstanding              8,519,000

Basic (Loss) per Share                                         $       (.00)



               See  Accompanying  Notes  and Accountants' Report

                             MAS ACQUISITION XIX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM (INCEPTION) JANUARY 6, 1997 THROUGH
                                 MARCH 31, 2000


                                                      DEFICIT
                                                    ACCUMULATED
                                                    DURING THE
                             COMMON STOCK           DEVELOPMENT
                          SHARES       AMOUNT          STAGE             TOTAL
                          ------       ------       -----------          -----

Shares issued at
inception for
organizational
costs aggregating
$90                     8,500,000   $     90        $       -       $     90

Shares issued for
services at $.001
per share during
January, 1997                 500          1                -               1

Gift shares issued
during March, 1997
@ $.001 per share           7,500          8                -               8

Net (Loss) for the
period                          -          -               (23)           (23)
------------------------------------------------------------------------------

Balance June 30, 1997   8,508,250         99               (23)           (23)

Net (Loss) for the
year                            -          -               (18)           (18)
------------------------------------------------------------------------------

Balance June 30, 1998   8,508,250         99               (41)            58

Shares issued for
services at $.001
per share during
September, 1998               750          1                 1              1

Gift shares issued
during September,
1998 at $.001 per
share                      10,800         11                 -             11

Net (Loss) for the
year                            -          -               (30)           (30)

------------------------------------------------------------------------------

Balance June 30, 1999   8,519,800           111            (71)            40

Net (Loss) for the
period                          -            -              (4)            (4)
                      -----------   --------------   -------------   ---------

Balance September 30,
1999                    8,519,800           111            (75)            36

Shares issued for
services at $.001
per share during
October 1999                 100             -               -              -

Net (Loss) for the
period                         -             -             (5)            (5)
                      ------------   --------------   -------------   --------

Balance
December 31, 1999     8,519,900            111            (80)            31

Reverse stock
split March 3, 2000  (8,518,900)             -              -              -

Net (Loss) for the
period                       -               -             (5)            (5)
------------------------------------------------------------------------------

Balance March 31, 2000    1,000       $    111       $    (85)       $     26
                      ============   ============   ==============   =========


               See  Accompanying  Notes  and Accountants' Report

                           MAS ACQUISITION XIX CORP
                       (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (Loss)                                           $         (5)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Amortization                                                           5
Issuance of common stock for services                                  -
Gift shares issued                                                     -
                                                               ------------

         Net cash provided by (used in)
             operating activities                                      -
                                                               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Net cash provided by (used in)
             investing activities                                      -

CASH FLOWS FROM FINANCING ACTIVITIES:

             Net cash provided by (used in)
             financing activities                                      -
                                                                ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   -

BEGINNING CASH AND CASH EQUIVALENTS                           $        -
                                                                ============

               See  Accompanying  Notes and Accountants' Report

                             MAS ACQUISITION XIX CORP
                        (A DEVELOPMENT STATE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  1-  SIGNIFICANT ACCOUNTING POLICIES:
          -------------------------------

A. Organization
---------------

The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen June 30, as a year end.

On March 3, 2000, the Company exchanged 8,250,000 shares of its stock for 1,500,000 shares of Pinnacle Business Management, Inc., a Nevada corporation. The result is that the company was acquired by Pinnacle Business Management, Inc. After this exchange a reverse stock split occurred leaving Pinnacle Business Management, Inc. as the sole shareholder of the Company.

B. Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

C. Intangible Assets
-----------------

The cost of intangible assets is amortized using the straight-line method over the estimated useful economic life (five years for organizational costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

                          MAS ACQUISITION XIX CORP
                     (A DEVELOPMENT STAGE CORPORATION)
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 2000


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
         --------------------------------------------


D. Net Loss per Share
---------------------

Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

E. Use of Estimates
------------------

The preparation of the Company's financial statements requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

F. Income Taxes
---------------

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods. Deferred taxes arising from temporary differences that are not related to an assets or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.


NOTE 2-  STOCKHOLDERS' EQUITY
         --------------------

At inception the Company issued 8,500,000 shares of is $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

During January, 1997 the Company issued 500 shares of its $.001 par value common stock to directors as compensation valued at $1.

                           MAS ACQUISITION XIX CORP
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MARCH 31, 2000



NOTE 2 -  STOCKHOLDERS' EQUITY (CONTINUED)
          --------------------------------

During March 1997 the Company issued 7,750 shares of its common stock to foreign citizens as a gift with an aggregate value of $8.

During September, 1998 the Company issued 750 shares of its $.001 par value common stock to directors as compensation valued at $1.

During September, 1998 the Company issued 10,800 shares of its common stock to foreign citizens as a gift with an aggregate fair value of $11.

During October, 1999 the Company issued 100 shares of its common stock to one individual with an aggregate fair value of $0.

On March 3, 2000 the Company entered into an exchange agreement and was acquired by Pinnacle Business Management, Inc., a reporting entity on the OTC Exchange.
(PCBM).

NOTE 3 -  LIQUIDITY AND CAPITAL RESOURCES:
          -------------------------------
As of March 31, 2000 the Company had no cash or capital reserves.

NOTE  4-  INCOME TAXES

There is no provision for income taxes at March 31, 2000. The Company has a small net operating loss which expires thru 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Management's discussion is based on an analysis of the financial statements for the three months ended March 31, 2000. No comparison is made for the corresponding financial period of the prior year because that information is not available. The company became reporting in August 1999, therefore no separate review of interim periods before August are available. The company only has year-end audited financial statements for 1999. Pinnacle Business Management, Inc., ("Pinnacle") acquired the company on March 3, 2000. Pinnacle has not had sufficient time to hire an accountant to review the financial data for the three months ended March 31, 1999. The company has limited operations for 1999. Furthermore, the minuscule nature of the numbers do not warrant the expense that would be generated by performing a review of the numbers for that quarter. The company's audited 1999 financial statements are included in the company's Form 10-SB, filed October 28, 1999.

PAST AND FUTURE FINANCIAL CONDITION

     The company is in the development stage. It has had no significant business activity since inception.

RESULTS OF OPERATIONS

     The company has no assets, liabilities or operating revenues. The company had administrative costs of $5 for the three months ended March 31, 2000. The company has a net loss for the period of $5.

LIQUIDITY

     Management does not expect that the company will meet its expenses during the next twelve months. However, Management does not foresee the company incurring any significant expenses during the next twelve months. Management expects to incur small loans to provide the money necessary for operational expenses.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Amendment to the Articles of Incorporation

     On March 24, 2000, the company filed amendments to the Articles of Incorporation of the company. Article III of the Articles originally provided that the company was authorized to issue 20 million preferred shares of stock and 80 million common shares, both with a par value of $.001. The board of directors voted to amend the Articles on March 3, 2000. The amendment provides that the shares are subject to a 8,250 reverse stock split.

     In a resolution dated, March 3, the board of directors adopted by unanimous written consent a resolution reducing all the issued and outstanding shares of common stock of the company on a 8,250:1 ratio.

Item 5.  OTHER INFORMATION.

Acquisition  of  MAS Acquisition XIX Corp. by Pinnacle Business Management, Inc.

     Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated March 3, 2000, between the MRC Legal Services Corporation, a California corporation, which is the controlling shareholder of the company, and Pinnacle, 1,500,000 shares of common stock of Pinnacle were exchanged for 96.8% (8,250,000 shares) of the company. Through this transaction, the company became a subsidiary corporation of Pinnacle.

     The Exchange Agreement was adopted by the unanimous consent of the board of directors of the company on March 3, 2000. The Exchange Agreement was adopted by the unanimous consent of the board of directors of Pinnacle on March 3, 2000. No approval of the shareholders of the company or Pinnacle is required under applicable state corporate law.

     Prior to the merger, the company had 8,519,800 shares of common stock outstanding of which 8,250,000 were exchanged for 1,500,000 shares of common stock of Pinnacle. By virtue of the exchange, Pinnacle acquired 96.8% of the issued and outstanding common stock of the company.

     Pinnacle filed a Form 8-K to disclose Pinnacle's acquisition of the company. The Form 8-K is dated March 6, 2000. An amendment to the Form 8-K was filed on May 3, 2000, which includes audited financial statements for Pinnacle. The Form 8-K and the amendment are incorporated into this report by reference.

Change in Directors

     The board of directors adopted a resolution by unanimous written consent on March 3, 2000. The written consent accepts the resignation of Aaron Tsai as Director and President of the company. The written consent appoint Michael Bruce Hall as a Director, President, Secretary and Treasurer of the company.



Item 6.  Exhibits and Reports on Form 8-K

Exhibit                                           Exhibit Number
______________________________________________________________________________


Articles of Incorporation                         3.1
                                                  Incorporated by reference from
                                                  Form 10-SB, dated October 28,
                                                  1999
                                                  Exhibit 3.0

Amendments to the Articles of Incorporation       3.2

Bylaws                                            3.3
                                                  Incorporated by reference from
                                                  Form 8-K, dated October 28,
                                                  1999
                                                  Exhibit 3.1

Consent of accountants                            23

Financial Data Schedule                           27

Form 8-K, March 6, 2000                           99.1
                                                  Incorporated by Reference

Form 8-K/A, May 3, 2000                           99.2
                                                  Incorporated by Reference

Reports on 8-K

     A Form 8-K was filed on March 6, 2000, to disclose the acquisition of the company by Pinnacle. An amendment to the Form 8-K was filed on May 3, 2000, which included audited financial statements for Pinnacle for the years ending 1998 and 1999. A copy of the Form 8-K and the amendment are incorporated by reference to this report.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MAS ACQUISITION XIX CORP.




Date: May 15, 2000               By:   /s/  Jeffrey G. Turino
                                      ------------------------------------------
                                      Jeffrey G. Turino, Chief Executive Officer


                                       /s/   Michael B. Hall
                                      ------------------------------------------
                                      Michael B. Hall, President and Director