Form 10QSB
period 2000-06-30
PINNACLE BUSINESS MANAGEMENT INC
filed 2000-10-03
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    _________
                            (Commission file number)

                       PINNACLE BUSINESS MANAGEMENT, INC.
                 (Name of Small Business Issuer in its charter)

       Nevada                                    91-1871963
(State or other jurisdiction of         I.R.S. Employer Identification
Incorporation  or  Organization

                      2963 Gulf to Bay Boulevard, Suite 265
                              Clearwater, FL 33759
             (Address of principal executive offices and zip code)

              Registrant's telephone number, including area code:

                                 (727) 669-7781

             Securities registered under Section 12(b) of the Act:
                                      None
                                (Title or class)

             Securities registered under Section 12(g) of the Act:
                                      None
                                (Title or class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of June 30, 2000 the Registrant had outstanding 147,159,622 shares of common stock.

Transitional  Small  Business  Disclosure  Format.      Yes  [  ]  No[X]

INTRODUCTORY  STATEMENT

Pinnacle Business Management, Inc., acquired MAS Acquisition XIX Corp. on March 3, 2000. At the time of the acquisition, MAS Acquisition XIX Corp. was a reporting company; Pinnacle was not. Pinnacle filed a Form 8-K on March 6, 2000, to disclose the acquisition, using MAS's then current CIK code 0001093989 (the Security and Exchange Commission's corporate identification code).

On March 16, 2000, Pinnacle filed a Form S-8 to register 1,525,000 shares of common stock paid to certain consultants associated with MRC Legal Services Corporation, who were involved in the acquisition of MAS. Pinnacle then filed amendments to its Form 8-K on March 17, 2000 and May 3, 2000 to include financial statements.

The company filed another Form S-8 on April 14, 2000, to register 10,920,024 shares of stock paid to Gordon & Associates Strategic Investments, Inc., as payment for consulting services. Due to a filing error by the financial printer effecting the transmission, EDGAR, the Security and Exchange Commission's electronic filing system, recorded the filing date of the Form S-8 as June 7, 2000, instead of the accurate date of filing, April 14, 2000. The Securities and Exchange Commission accepted all the aforementioned filings.

     Pinnacle and MAS filed quarterly reports on Form 10-QSB on May 15, 2000. The Securities and Exchange Commission accepted Pinnacle's filing, but rejected MAS's Form 10-QSB as a duplicative filing. MAS Acquisition XIX Corp. filed a Form TH and its Form 10-QSB in paper format. A Form TH is a temporary hardship form used by filers experiencing technical difficulties with EDGAR.

     Pinnacle filed a Form S-8 to register 25,382,495 shares of stock issued to Gordon & Associates for consulting services on June 8, 2000. EDGAR accepted the Form S-8.

     The Office of Small Business Review Division of the Securities and Exchange Commission decided that Pinnacle should file a registration statement separate from MAS and under a separate CIK code. This solution would allow both Pinnacle and MAS to have separate CIK code numbers and report as separate entities. Pinnacle has filed a Form 10SB12G with the SEC. It has received comments, and expects to respond soon.

     As soon thereafter as practical, Pinnacle intends to submit all registration statements formerly filed on Form S-8 under MAS's CIK code. These submissions will appear under Pinnacle's new CIK code, 0001055037. At that time, the company may withdraw the Pinnacle filings appearing under the CIK code for MAS. MAS will continue to file its reports under the CIK code it currently uses, 0001093989.

TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION

      ITEM  I.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

      ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
                PLAN  OF  OPERATION

PART  II.  OTHER  INFORMATION

      ITEM  1.  LEGAL  PROCEEDINGS

      ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

      ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

      ITEM  5.  OTHER  INFORMATION

      ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                               AND  SUBSIDIARIES

                             FINANCIAL  STATEMENTS

              JUNE  30,  2000  AND  MARCH  31,  2000 [Restated]

                       INDEX  TO  FINANCIAL  STATEMENTS


CONSOLIDATED  FINANCIAL  STATEMENTS

  ACCOUNTANTS'  REVIEW  REPORT                                              1

  BALANCE  SHEETS  AS  OF  MARCH  31,  2000  AND  1999                    2-3

  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED
  MARCH  31,  2000  AND  1999                                               4

  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT  FOR  THE  THREE  MONTHS
  ENDED  MARCH  31,  2000  AND  1999                                        5

  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS  ENDED
  MARCH  31,  2000  AND  1999                                               6

  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                         7-16

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------




Pinnacle  Business  Management,  Inc.
Clearwater,  Florida

We have reviewed the accompanying consolidated balance sheets of Pinnacle Business Management, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pinnacle Business Management, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 11, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

As discussed in Note 14 to the financial statements, the company's March 31, 2000 professional fees was previously reported as $73,359 and should have been $210,609.

This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.


/S/  BAGELL,  JOSEPHS  &  COMPNAY.,  L.L.C.
BAGELL,  JOSEPHS  &  COMPANY,  L.L.C.
Certified  Public  Accountants

May  10,  2000,  except  for  Note  14, as to which the date is August 10, 2000.

        PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                    CONSOLIDATED  BALANCE  SHEETS

                             ASSETS
                             ------
                                                   MARCH  31,
                                             ------------------------
                                                2000         1999
                                             -----------  -----------

CURRENT  ASSETS
----------------
   Cash  and  cash  equivalents              $   56,944   $   67,776
   Customer  loans  receivable,  net            277,477      546,109
   Loans  Receivable  -  Other                  423,000          -
   Prepaid  Expenses                             41,250          -
                                             -----------  -----------
          Total  Current  Assets                798,671      613,885
          ---------------------------------  -----------  -----------
PROPERTY  AND  EQUIPMENT                        166,005      152,568
   Less  accumulated  depreciation              (74,654)     (48,467)
          ---------------------------------  -----------  -----------
          Total net property and equipment       91,351      104,101

OTHER  ASSETS
--------------
   Unamortized  goodwill                         236,498      243,333
   Deferred  tax  asset                          505,560      505,560
   Security  deposits                             13,658        7,424
   Officer  loan  receivable                         -         35,426

           Total  Other  Assets               -----------  -----------
                                                 755,716      791,743
                                              -----------  -----------

TOTAL  ASSETS                                 $1,645,738   $1,509,729
-------------------------------------------   ===========  ===========

          See  Accompanying  Notes  and  Accountants'  Report

        PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                    CONSOLIDATED  BALANCE  SHEETS

              LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
              ----------------------------------------

                                                       MARCH  31,
                                                ------------------------
                                                    2000         1999
                                                -----------  -----------
CURRENT  LIABILITIES
------------------------------------------
   Accounts  payable  and  accrued  expenses   $  430,429   $   152,377
   Current  portion  of  long-term  debt        1,390,928     1,204,526
                                               -----------  ------------
  TOTAL  CURRENT  LIABILITIES                   1,821,357     1,356,903
---------------------------------------------  -----------  ------------
LONG-TERM  LINE  OF  CREDIT                     1,068,000       150,000
NOTES  PAYABLE  -  OFFICERS'                      300,360         -
LONG-TERM  DEBT,  LESS  CURRENT  PORTION          547,287       700,000
                                               -----------  ------------
  TOTAL  LONG-TERM  LIABILITIES                 1,915,647       850,000
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES                              3,737,004     2,206,903
---------------------------------------------  -----------  ------------
COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
STOCKHOLDERS'  DEFICIT
------------------------------------------
Preferred  stock, par value of $.001; authorized
   100,000,000 and 10,000,000 shares in March 31, 2000
   and 1999; issued and outstanding none        $       -      $      -
Common  stock; par value of $.001; authorized
   200,000,000 and 100,000,000 shares of common stock
   and 157,262,589  and 74,429,610 shares of common stock
   issued and outstanding                         157,262        74,429
   Additional  paid-in  capital                 1,384,455       484,030
   Deficit                                     (3,632,983)   (1,255,633)
                                             -------------  ------------
  TOTAL  STOCKHOLDERS'  DEFICIT                (2,091,266)     (697,174)
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'
DEFICIT                                      $  1,654,738   $  1,509,729
-------------------------------------------  =============  ============

           See  Accompanying  Notes  and  Accountants'  Report

             PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
             FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

                                                               MARCH  31,
                                                       -------------------------
                                                            2000         1999
                                                       ------------  -----------
OPERATING  REVENUE
-----------------------------------------------------
   Revenue                                             $    62,681   $   110,931
                                                       ------------  -----------
OPERATING  EXPENSES
-----------------------------------------------------
   Salaries,  employee  leasing and related                154,994        99,794
   Advertising                                               7,386         8,070
   Commissions                                              13,000        16,906
   Office  and  general                                     10,776        13,433
   Professional  fees                                      210,609        17,849
   Repairs  and  maintenance                                 1,243         2,914
   Rent                                                     38,482        44,314
   Repossession  costs                                       8,734        10,344
   Telephone  and  utilities                                27,696        33,043
   Travel                                                   32,400        26,623
   Other  operating                                         35,392        22,941
                                                       ------------  -----------
  TOTAL  OPERATING  EXPENSES                               540,712       296,231
-----------------------------------------------------  ------------  -----------
OPERATING  (LOSS)                                         (478,031)    (185,300)
-----------------------------------------------------  ------------  -----------
OTHER  EXPENSES
-----------------------------------------------------
   Interest  expense                                      ( 70,950)    ( 77,032)
   Depreciation  and  Amortization expense                 ( 7,000)     ( 7,005)
   Bad  debt                                                     -             -
                                                       ------------  -----------
  TOTAL  OTHER  EXPENSES                                  (  77,950)    (84,037)
-----------------------------------------------------  ------------  -----------
NET  LOSS
BEFORE  FEDERAL  INCOME TAX BENEFIT                     (  555,981)    (269,337)
-----------------------------------------------------  ------------  -----------
PROVISION  FOR  INCOME  TAX  BENEFIT                          -            -
                                                       ------------  -----------
NET  LOSS  APPLICABLE  TO COMMON SHARES                $(  555,981)  $ (269,337)
                                                       ------------  -----------
NET  LOSS  PER  BASIC AND DILUTED SHARES               $    (0.006)  $   (0.008)
                                                       ------------  -----------
WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
OUTSTANDING                                             86,952,686    32,970,767
-----------------------------------------------------  ------------  -----------

               See  Accompanying  Notes  and  Accountants'  Report

               PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
              FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999


                      COMMON  STOCK         ADDITIONAL                   TOTAL
                     $.001  PAR  VALUE       PAID-IN                  STOCKHOLDERS'
                  ----------------------     CAPITAL     DEFICIT        DEFICIT
                    SHARES       AMOUNT
                  ------------  --------  -----------  -------------  ------------

1999
----
Balance
January  1,  1999  16,494,202   $ 16,494   $  541,965   $  (986,296)   $  (427,837)

Issuance  of
Common  Stock at book value,
loan collateral    57,935,408     57,935      (57,935)            -

      Net  Loss             -          -            -      (269,337)      (269,337)
                  ------------  --------  -----------  -------------  ------------
Balance
March 31,1999      74,429,610     74,429     $484,030      (255,633)      (697,174)

2000
----

Balance
January  1,
2000               86,952,686  $  86,952   $1,317,515   $(3,077,002)   $(1,672,535)

Issuance  of common stock
for legal and consulting
services at $.09 per
share               1,525,000      1,525      135,725                      137,250

Issuance of common stock
in lieu of officers'
settlement at book
value               55,000,000    55,000     (55,000)

Issuance of common stock
For MAS Acquisition
XIX Corp.            1,500,000     1,500      (1,500)

Issuance of common stock
Cancelled for non-payment
of options          12,284,903    12,285     (12,285)
      Net  Loss         -          -           -           (555,981)     (555,981)
                  ============  ========  ===========  =============  ============
Balance
March  31,
2000               157,262,589  $157,262  $1,384,455   $ (3,632,983)  $(2,091,266)
                  ============  ========  ===========  =============  ============


               See  Accompanying  Notes  and  Accountants'  Report

                PINNACLE  BUSINESS  MANAGEMENT,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
               FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999


                                                          2000         1999
                                                      ------------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
----------------------------------------------------
   Net  Loss                                          $  (555,981)  $  (269,337)
                                                      ------------  -----------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED  IN  OPERATING  ACTIVITIES:
----------------------------------------------------
        Depreciation  and  Amortization                       7,000        7,005
        Provision  for  doubtful accounts                       -         24,774
        Deferred  Income  Tax  Benefit                          -            -

CHANGES  IN  ASSETS  AND  LIABILITIES:
        (Increase)Decrease  in  customer  loans
             receivable  -  net                              (2,503)     172,994
        (Increase)  in  loans  other  and
             prepaid  expenses                                2,750        -
        (Increase)in  deposits and other                     (1,263)       (433)
        Increase  in  accounts
             payable  and  accrued expenses                 111,665       72,594
                                                       ------------  -----------

  TOTAL  ADJUSTMENTS                                        117,649      276,934
---------------------------------------------------    ------------  -----------

  NET  CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES    (438,332)       7,597
---------------------------------------------------   -------------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
---------------------------------------------------
   Capital  expenditures                                     (9,174)     (7,729)
                                                      -------------  -----------

  Net cash (used in) investing activities                    (9,174)     (7,729)
---------------------------------------------------   --------------  ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
---------------------------------------------------
   Proceeds  from  issuance  of  long-term  debt  and
          Line  of  credit                                  335,000      150,000
   Proceeds  from  issuance  of  common  stock  and
          paid  in  capital                                 137,250           -
   Principle  payments on long-term debt                    (10,825)    (39,750)
   Increase  (decrease) in officer's loans - net             33,299     (45,326)
                                                      --------------  ----------
  NET  CASH  PROVIDED BY  FINANCING ACTIVITIES              494,724       64,924
---------------------------------------------------   --------------  ----------
NET  INCREASE  IN  CASH  AND  CASH
    EQUIVALENTS                                              47,218      64,792
---------------------------------------------------   --------------  ----------
CASH  AND  CASH EQUIVALENTS-BEGINNING OF PERIOD               9,726        2,984
---------------------------------------------------   --------------  ----------
CASH  AND  CASH EQUIVALENTS-END OF PERIOD                    56,944       67,776
---------------------------------------------------   --------------  ----------
SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION
    CASH  PAID  DURING  THE  YEAR  FOR:
            Interest  Expense                          $      3,700      $26,000
                                                      --------------  ----------


               See  Accompanying  Notes  and  Accountants'  Report

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999

NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION
          ------------------------------------------

     The consolidated reviewed interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     Pinnacle Business Management, Inc. is an integrated consumer finance and E-commerce technology developer. The company operates title loan and paycheck advance locations. Fast Title Loans, Inc.(FTL) is a wholly owned subsidiary of Pinnacle Business Management, Inc. Fast Title Loans, Inc. is a consumer loan company that operates title loan offices in central Florida. The title loan is an immediate short term cash loan, using the free and clear title of a person's car or truck as collateral. The loan allows the customer to retain possession and use of their motor vehicle. Fast Paycheck Advance, Inc. is a wholly owned subsidiary of Pinnacle Business Management, Inc. that provides short-term paycheck advances to consumers. The accompanying financial statements reflect the consolidated operations of the above.

     On May 9, 1997, Pinnacle Business Management, Inc. (The "Company") was incorporated as a wholly owned subsidiary of 300365 BC, Ltd., D/B/A Peaker Resource Company, a company which was incorporated in British Columbia, Canada on November 13, 1985. 300365 BC, Ltd. had been inactive for years due to the lack of working capital. On May 15, 1997, the stockholders of 300365 BC, Ltd. exchanged all of the company's outstanding stock of 300365 BC, Ltd. for the stock of Pinnacle Business Management, Inc. This exchange was made on a share for share basis. The excess of par value of the common stock issued over the assets acquired upon the acquisition of the parent was $1,933. After the exchange of stock, the parent became the wholly owned subsidiary and it was liquidated and the $1,933 was written off as an extraordinary loss upon the dissolution of 300365 BC, Ltd.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999


NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION  -  (continued)
______________________________________________________________________

     On October 27, 1997, JTBH Corporation, a wholly owned subsidiary of the "Company", with no assets, merged with Fast Title Loans, Inc. (FTL) a Florida corporation. On that date Fast Title Loans, Inc. became the wholly owned subsidiary of Pinnacle Business Management, Inc. The shares of (FTL) were converted into common stock $.001 per share, of Pinnacle Business Management, Inc.

     The merger of (FTL) the private company into the public shell company Pinnacle Business Management, Inc. on October 27, 1997 gave rise to the private company having effective operating control of the combined company after the transaction. This was a reverse merger and the costs associated with were treated as a recapitilization. In 1998, the company incorporated Fast Paycheck Advance, Inc. as a wholly owned subsidiary. Also in 1998, the Company incorporated Summit Property, Inc. This subsidiary has remained inactive, however.

     On March 3, 2000, the Company acquired 100% of the issued and outstanding common stock of MAS Acquisition XIX Corp., an inactive registrant, reporting company. Pinnacle became the parent corporation of MAS
     Acquisition XIX Corp. when it exchanged 1,500,000 shares of its common stock for 8,250,000 shares of MAS Acquisition XIX Corp.

     Property and Equipment:
     -----------------------

     Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                         Years:
     Improvements:                       10-40
     Furniture  and  equipment:            5-7

     Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

     Revenue  Recognition:
     ---------------------

     Substantially most of the revenues are derived from interest charged on consumer financing, title loans and advance paychecks.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999


     Income  Taxes:
     --------------

     The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financing reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     Nature  of  Business  and  Credit  Risk:
     ----------------------------------------

     The company operates in mainly one business segment and primarily earns interest income on consumer title loans and advanced paychecks. Financial instruments which potentially subject the company to concentrations of credit risk are primarily customer loans receivable.

     Fair  Value  of  Financial  Instruments:
     ----------------------------------------

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, customer loans receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation:
     ------------------------------

     The consolidated financial statements include the accounts of the Company And all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use  of  Estimates:
     -------------------

     The preparation of financial statements in conformity with generally Accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting period. Actual results would differ from those estimates.


     Earnings  (Loss)  per  Share  of  Common  Stock:
     ------------------------------------------------

     Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.

     Statement  of  Cash  Flow:
     --------------------------

     For purposes of the consolidated statement of cash flows, the company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     Advertising  and  Promotional  Cost:
     ------------------------------------

     Costs of advertising and promotional costs are expensed as incurred. Advertising costs were $7,386 and $8,070 in 2000 and 1999, Respectively.

     Goodwill:
     ---------

     Goodwill is amortized over 40 years. Amortization charged to expense was $1,612 and $1,612 in 2000 and 1999 respectively.

     Reclassification:
     -----------------

     Certain items in March, 1999 were reclassified to conform to the March, 2000 presentation.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999


NOTE  3  -  CUSTOMER  LOAN  RECEIVABLE  -  NET
            ----------------------------------

     Customer  loan  receivable,  net  of  the  following:

                                                              MARCH  31
                                                         2000          1999
                                                      ------------  -----------
     Customer  loans  receivable:                     $  705,384      $631,717
     Less:  Allowance  for  doubtful  accounts          (427,907)      (85,608)
                                                      ------------  -----------

     Customer  Loans  receivable  -  Net              $  277,477      $546,109
                                                      ============  ===========

     Customer loans receivable include accrued interest amounts. However, the company, due to an unfavorable legislative climate regarding the title loan industry, reserved in aggregate $427,907 in bad debt allowance to account for the write down of accrued interest and loans that are doubtful.

NOTE  4  -  LOANS  RECEIVABLE  -  OTHER
            ---------------------------

     Loan receivable dated December 29, 1997 to a company for $25,000 together with interest thereon at the rate of 18% per annum. The principal balance and accrued interest is due and payable on the earlier of a private placement being completed in whole or in part including but not limited to any escrow disbursements of any funds to the maker, on March 27, 2000. There were no payments received in 2000 or 1999. The Company has made an allowance for doubtful receivable for the entire loan. The company has not accrued any interest on this loan for 2000 or 1999.

     Demand loan receivable to a company for $433,000. This loan in non-interest bearing. The company is performing outside consulting for a start up company. It is anticipated that this loan receivable will be converted into stock during the calendar year 2000.

                       PINNACLE  BUSINESS  MANAGEMENT,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            MARCH  31,  2000  and  1999


NOTE  5  -  PROPERTY  AND  EQUIPMENT,  NET
            ------------------------------

     Property  and  equipment,  net  consists  of  the  following:

                                                 MARCH  31,

                                        2000                 1999

     Furniture  and  Equipment        $ 131,088              $117,651
     Improvements                        34,917                34,917
                                       -------------------------------
                                        166,005               152,568

     Less:  Accumulated  depreciation   (74,654)              (48,467)
                                      ----------             ---------

     Property  and  Equipment,  Net     $91,351              $104,101
                                      ==========             =========

NOTE  6  -  LINE  OF  CREDIT
            ----------------

     In March, 1999, the company obtained a line of credit with a capital Company to receive up top $1,500,000 of advances. Interest is payable at 17% per annum. Principal and interest on advances are due March 1, 2001 with the company having an option to extend the note an additional one year. At March 31, 2000 and 1999 the company had $1,068,000 and $150,000 outstanding on the line, respectively. The line of credit is collaterized by 7,500,000 shares of the common stock of the company.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2000 and 1999

Long-term debt consists of the following:
                                                 March 31,
                                                    2000          1999
                                                ------------  ------------
Note payable lending institution with monthly
interest payable at 14% per annum expiring
February 28,2000 (see Note 11)                  $   538,276   $   538,276

Note payable investor with monthly interest
payable at 4.5% per month. This note
expires May 14, 1999.                               100,000       100,000

Note payable investor with monthly interest
payable at rates varying between 16-36%
per annum, expiring March 1, 2000.                  514,055       566,250

Renegotiated note payable investors with
monthly interest payable at rates varying
between 1.5%-6% per month. This loan
expires in December 2000.                           238,597       450,000

Note payable investor with monthly interest
payable at 4%, expiring May 17, 1999.                   -0-       150,000

Notes payable investor with interest payable
at 18% per annum, expiring February and
March, 1999.                                            -0-       100,000

Note payable investor with interest only
payable at 12% per annum. This note has
a balloon and expires December 31, 2002.            547,287           -0-
                                                ------------  ------------
                                                $ 1,938,215   $ 1,904,526
Less: Current portion:                           (1,390,928)   (1,204,526)
                                                ------------  ------------

Net Long-Term Debt                              $   547,287   $   700,000
                                                ============  ============

The  non-current  portion  of  long-term  debt
matures  as  follows:
     March  31,
     ----------
     2000               $1,390,928
     2001                      -0-
     2002                  547,287
                        ----------
                        $1,938,215
                        ==========

     The company is negotiating with certain investors to convert long-term debt to common stock at various negotiated prices predicated on market value.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2000 and 1999


NOTE  8  -  STOCKHOLDERS  DEFICIT
            ---------------------

     The authorized preferred stock of the company in 2000 and 1999 consists of 100,000,000 and 10,000,000 shares, respectively, with a par value of $.001 with rights and privileges to be set by the board of directors. As of March 31, 2000 and 1999 there were no shares issued or outstanding.

     As of March  31,  2000 and  March  31,  1999  there  were  200,000,000  and
     100,000,000   shares  of  common  stock   authorized  and  157,262,589  and
     74,429,610 shares of common stock issued and outstanding.

     At March 31, 2000, the company had up to 35,322,578 shares (options) outstanding with a consulting company. Shares may be exercisable at $.25 per share or 30% of the closing bid price, whichever is less. This was for compensation in arranging the Mailboxes, Etc. account.

     Additionally, there are 5 year warranty outstanding for investment banking services rendered to purchase 5,580,000 shares of common stock at $.125 per share. The warrants become due August 18, 2004.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

     (A)  Leases:
          ------

     The company operates its facilities under certain operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:
               March  31,
          2000          $60,372
          2001           25,101
                        -------
                        $85,473
                        -------

     Rent and related expenses under operating leases amounted to $38,482 and $44,314 for the three months ended March 31, 2000 and 1999 respectively. The company is operating various locations on a month to month basis.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2000 and 1999


(B)  Litigation:
     ----------

     The company is a defendant involving a claim made in bankruptcy by First American Reliance, Inc. (FAR) against the company for $800,000, including 9% interest, for amounts loaned and advanced by FAR to the company which were not repaid. The company has asserted a defense and set off alleging that monies due to Pinnacle from stock subscriptions in 1998 delivered to FAR were not turned over to the company. It is further alleged that the claims to the company exceeded the sum that FAR claims it is owed by the company. The company has not accrued any interest on this note because of the offsets of monies due the company alleged in the litigation. The lawyers have stated that documentation to fully evaluate the claims is not presently available. However, the company is contesting the case vigorously. The company has accrued a liability for $538,276 in 2000 and 1999, respectively.

     Secondly, Tyler Jay & Company, L.L.C. commenced an action against the company asserting a claim for fees and commissions arising from loans made by FAR described in the previous paragraph. This also includes sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to complete the private placement noted above. The sums demanded exceed $500,000 in the aggregate. Management is vigorously contesting the claim. The company has asserted claims and defenses that are still in the process of being evaluated by the attorneys. It is not possible to determine whether there will be a loss, or, if there is a loss, the extent of the loss.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS
             ----------------------------

     February 28, 2000, the Company, Jeff Turino, and Bruce Hall entered into an Agreement and release concerning claims arising from operation of those Officers' employment agreements with the Company between 1997 and 2000. Turino and Hall released the Company from certain performance obligations, including the waiver of back compensation and bonus amounts. In exchange, each received 27,500,00 shares of restricted common stock of the Company. Turino and Hall agreed to perform the remainder of the employment agreement in accordance with its terms. The Company released any claims arising from the officers' performance of the agreements prior to January 1, 2000.

     The officers, as of March 31, 2000, had notes payable due them from the Company of $300,360. As of March 31, 1999 the Company owed $35,426 to the Company; this was subsequently repaid.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2000 and 1999

NOTE 11 - GOING CONCERN
          --------------

     As shown in the accompanying financial statements, the company incurred net losses for the three months ended March 31, 2000 and 1999. Additionally, the company has a $100,000 note payable with an investor that expired May 14, 1999.

     The investor has not called this loan and it is shown as a current liability. Moreover, the company has debt that will be coming due between March 1, 2000 and December 31, 2000 without adequate capital available to repay the debt. The company is negotiating with the investor to either extend these obligations or convert the debt to equity. However, if these loans are called, the company's financial condition will be further negatively impacted. Finally, the company is defending various lawsuit claims that, if the outcome is unfavorable, would negatively impact the company. These factors raise substantial doubt about the company's ability to continue as a going concern.

     Additionally, due to an unfavorable legislative climate, the company plans to close down its title loan business and concentrate on its payday advance business. There is no guarantee whether the company will be able to generate enough revenue and/or raise capital to support these obligations.

     Management is working with the certain investors to rework the debt that is coming due. Additionally, management is vigorously contesting the lawsuits that have been filed against the company. The company feels that they have certain offsets against the claims in litigation and does not expect to pay more that what is reflected on the balance sheet at this time (see note 9). However, there can be no assurance that he company will be successful in its efforts to not have the payment of debt accelerated. If the company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be necessary to preserve asset value. The financial statements do not include any adjustments, other than the current classification of long-term debt in default, that might result from the outcome of those uncertainties.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2000 and 1999


NOTE  12  -  INCOME  TAX  BENEFIT
             --------------------

     There  was  no  income  tax  benefit  recognized at March 31, 2000 or 1999.

     The net deferred tax assets in the accompanying balance sheets include the following components:

                                    2000      1999
Deferred tax assets               $505,560  $505,560
Deferred tax valuation allowance       -0-      -0-
                                  --------  --------

    Net deferred tax assets       $505,560  $505,560
                                  ========  ========

NOTE  13  -  SUBSEQUENT  EVENTS
             ------------------

     Due to certain local legislative climate, the company is making efforts in 2000 to discontinue operating in the title loan business. With the implementation of payday advance debit card programs and a three year contract with Mailboxes, Etc., the company is anticipating on expanding its payday advances on a national level.

 NOTE  14  -  PROFESSIONAL  FEES
              ------------------

     The company has restated their professional fees at March 31, 2000 to include $137,250 for legal and consulting services paid in Pinnacle stock to MRC Consulting, in connection with the acquisition of MAS Acquisition XIX Corp. Both Pinnacle and MRC Consulting agreed that the value of the 1,525,000 shares of stock issued to MRC Consulting would be discounted market value of 9 cents per share at that time.

                         ACCOUNTANTS'  REVIEW  REPORT
                         ----------------------------

     To  the  Board  of  Directors
     Pinnacle  Business  Management,  Inc.

     We hereby consent to the use of the reviewed financial statements dated May 10, 2000 for the quarter ending March 31, 2000 and March 31, 1999 to be used in the quarterly filing 10QSB.

     /s/ Bagell,  Josephs  &  Company,  L.L.C.
     Bagell,  Josephs  &  Company,  L.L.C.
     Certified  Public  Accountants

     May  10, 2000, except for Note 14, as to which the date is August 10, 2000

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                            FOR THE QUARTERLY PERIOD
                                  JUNE 30, 2000
   _________________________________________________________________________

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


     CONSOLIDATED  FINANCIAL  STATEMENTS

     FINANCIAL  INFORMATION

     BALANCE  SHEETS  AS  OF  JUNE  30,  2000  AND  1999
     (UNAUDITED)

     STATEMENT  OF  OPERATIONS  FOR  THE  SIX  MONTHS
     ENDED  JUNE  30,  2000  AND  1999  (UNAUDITED)  AND
     THE  THREE  MONTHS  ENDED  JUNE  30,  2000  AND  1999
     (UNAUDITED)

     STATEMENT  OF  CASH  FLOWS  FOR  THE  SIX  MONTHS
     ENDED  JUNE  30,  2000  AND  1999  (UNAUDITED)

     NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

                  PINNACLE  BUSINESS  MANAGEMENT,  INC.
                           AND  SUBSIDIARIES

                     CONSOLIDATED  BALANCE  SHEETS
                               (UNAUDITED)


                                 ASSETS
                                 ------

                                                    JUNE  30,
                                             ------------------------
                                                2000         1999
                                             -----------  -----------
CURRENT  ASSETS
----------------
   Cash  and  cash  equivalents              $   54,450   $    3,060
   Customer  loans  receivable,  net            243,339      557,224
   Loans  Receivable  -  Other                  423,000       85,000
   Prepaid  Expenses                             37,500       30,881
                                             -----------  -----------
          Total  Current  Assets                758,289      676,165
          ---------------------------------  -----------  -----------
PROPERTY  AND  EQUIPMENT                        169,731      153,572
   Less  accumulated  depreciation              (83,650)     (55,467)
          ---------------------------------  -----------  -----------
          Total  net  property  and  equipment   86,081       98,105
                                             -----------  -----------
OTHER  ASSETS
--------------
   Unamortized  goodwill                         235,498      241,722
   Deferred  tax  asset                          505,560      505,560
   Security  deposits                              8,958        7,424
   Officer  loan  receivable                         -0-       49,564

           Total  Other  Assets               -----------  -----------
                                                 750,016      804,270
                                              -----------  -----------

TOTAL  ASSESTS                              $ 1,594,386     $1,578,540
                                             ==========     ==========

See  Accompanying  Notes  to  Consolidated  Financial  Statements

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ----------------------------------------

                                                       JUNE  30,
                                                ------------------------
                                                    2000         1999
                                                -----------  -----------
CURRENT  LIABILITIES
------------------------------------------
   Accounts  payable  and  accrued  expenses   $  446,341   $   122,218
   Current  portion  of  long-term  debt        1,545,928     1,162,401
                                               -----------  ------------
   Total  current  liabilities                  1,992,269     1,284,619
---------------------------------------------  -----------  ------------
LONG-TERM  LINE  OF  CREDIT                     1,068,000       518,000
NOTES  PAYABLE  -  OFFICERS                       280,623         -0-
LONG-TERM  DEBT,  LESS  CURRENT  PORTION        1,013,636       450,000
                                               -----------  ------------
  Total  long-term  liabilities                 2,362,259       968,000
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES                              4,354,528     2,252,619
---------------------------------------------  -----------  ------------
COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
STOCKHOLDERS'  DEFICIT
------------------------------------------
Preferred  stock,  par  value  of  $.001;  authorized
   100,000,000  and  10,000,000,  respectively,
   in  June  30,  2000  and  1999;  issued  and
   outstanding  none                 $    -      $      -
Common  stock;  par  value  of  $.001;  authorized
   200,000,000  and  100,000,000  shares  of  common
   stock  authorized  and  147,159,622  and
   84,449,000  shares  of  common  stock  issued
   and  outstanding                              147,159        74,429

   Additional  paid-in  capital                1,294,561     1,131,949

   Deficit                                     (4,201,862)   (1,880,457)
                                             -------------  ------------
   Total  stockholder's  deficit               (2,760,142)     (674,079)
---------------------------------------------  -----------  ------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'
DEFICIT                                      $  1,594,386   $  1,578,540
-------------------------------------------  =============  ============

           See  Accompanying  Notes  to  Consolidated  Financial  Statements

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    SIX MONTHS ENDED           THREE MONTHS ENDED
                                        JUNE  30,                   JUNE  30,
                               --------------------------  -----------------------
                                   2000         1999            2000         1999
OPERATING  REVENUE
------------------------------
   Revenue                     $    69,683   $   150,706   $    7,002    $  39,775
                               ------------  ------------  ------------  ---------
OPERATING  EXPENSES
------------------------------
   Salaries,  employee  leasing
      and related                    354,160      222,998      199,166     123,204
   Advertising                        17,621       18,808       10,235      10,738
   Commissions                        28,692       99,050       15,692      82,144
   Office and general                 30,531       26,743       19,755      13,310
   Professional fees                 284,015       76,471       73,406      58,622
   Repairs and maintenance             2,629        3,680        1,386         768
   Rent                               72,258       69,371       33,776      25,055
   Repossession costs                 13,667       14,240        4,933       3,896
   Telephone and utilities            55,617       52,334       27,921      19,291
   Travel                             44,996       35,127       12,596       8,504
   Other operating                    86,564       84,033       51,172      61,092
                               ------------  ------------  ------------  ---------
  Total operating expenses           990,750      702,855      450,038     406,624
                               ------------  ------------  ------------  ---------
OPERATING  (LOSS)                   (921,067)    (552,149)    (443,036)   (366,859)
                               ------------  ------------  ------------  ---------
OTHER  EXPENSES
   Interest expense                 (174,948)    (172,290)    (103,998)    (95,258)
   Depreciation and Amortization
        expense                      (17,160)     (17,222)     (10,160)    (10,217)
   Bad debt                          (11,658)    (152,500)     (11,685)   (152,500)
                               ------------  ------------  ------------  ---------
  Total other expenses              (203,793)    (342,012)    (125,843)   (257,975)
NET LOSS
Before Federal Income Tax Benefit (1,124,860)    (894,161)    (568,879)   (624,824)
                               ------------  ------------  ------------  ---------
PROVISION FOR INCOME TAX BENEFIT                      -            -
                               ------------  ------------  ------------  ---------
NET LOSS APPLICABLE TO COMMON
                SHARES           $(1,124,860)  $ (894,161)    (568,879)   (624,824)
                               ============  ============  ============  =========
NET LOSS PER BASIC AND DILUTED
 SHARES                           $    (.009)  $    (.015)   $   (.006)  $   (.014)
                               ============  ============  ============  =========
WEIGHTED  AVERAGE  NUMBER  OF
  COMMON  SHARES OUTSTANDING      17,056,154   58,709,884   102,004,420 45,840,320
                               ============  ============  ============  =========

               See  Accompanying  Notes to Consolidated Financial Statements

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                          2000         1999
                                                      ------------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
-------------------------------------------------
   Net  Loss                                         $  (1,124,860) $ ( 894,161)
                                                      ------------  -----------
   ADJUSTMENTS  TO  RECONCILE  NET  LOSS  TO  NET  CASH
   USED  IN  OPERATING  ACTIVITIES:
   ----------------------------------------------
        Depreciation  and  amortization                      17,160       17,222
        Provision  for  doubtful accounts                    11,685      152,500

   CHANGES  IN  ASSETS  AND  LIABILITIES:
        (Increase)Decrease  in  customer  loans
             receivable  -  net                              19,950       34,153
        (Increase)  in loans other                            -         (86,000)
        (Increase)in  deposits and other prepaids            9,937      (31,309)
        Increase  in  accounts  payable  and
             accrued  expenses                              127,577       42,435
                                                       ------------  -----------
        Total  Adjustments                                  186,309      129,001
---------------------------------------------------    ------------  -----------

      Net  Cash  Provided  by  (used  in)  operating
            activities                              (938,551)    (765,160)
---------------------------------------------------   -------------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
       Capital  expenditures                               (12,900)      (8,733)
                                                      -------------  -----------

       Net cash (used in) investing activities             (12,900)      (8,733)
---------------------------------------------------   --------------  ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
---------------------------------------------------
   Proceeds  from  issuance  of  long-term  debt  and
          line  of  credit                                  956,349      518,000
   Proceeds  from  issuance  of  common  stock  and
          paid in capital                                    37,253      647,319
   Principle  payments  on  long-term  debt                 (10,825)   (331,886)
   Increase  (decrease)in  officer's  loans  -  net          13,398     (59,464)
                                                      --------------  ----------
   Net cash provided by financing activities                996,175      773,969
---------------------------------------------------   --------------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    44,724           76
---------------------------------------------------   --------------  ----------
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                 9,726        2,984
---------------------------------------------------   --------------  ----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                      54,450        3,060
---------------------------------------------------   ==============  ==========


               See  Accompanying  Notes  to  Consolidated  Financial  Statements

          PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE  30,  2000  AND  1999
                              (UNAUDITED)


NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION
          ------------------------------------------

     The consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     Pinnacle Business Management, Inc. is an integrated consumer finance and E-commerce technology developer. The company operates title loan and paycheck advance locations. Fast Title Loans, Inc.(FTL) is a wholly owned subsidiary of Pinnacle Business Management, Inc. Fast Title Loans, Inc. is a consumer loan company that operates title loan offices in central Florida. The title loan is an immediate short term cash loan, using the free and clear title of a person's car or truck as collateral. The loan allows the customer to retain possession and use of their motor vehicle. Fast Paycheck Advance, Inc. is a wholly owned subsidiary of Pinnacle Business Management, Inc. that provides short-term paycheck advances to consumers. The accompanying financial statements reflect the consolidated operations of the above.

     On May 9, 1997, Pinnacle Business Management, Inc. (The "Company") was incorporated as a wholly owned subsidiary of 300365 BC, Ltd., D/B/A Peaker Resource Company, a company which was incorporated in British Columbia, Canada on November 13, 1985. 300365 BC, Ltd. had been inactive for years due to the lack of working capital. On May 15, 1997, the stockholders of 300365 BC, Ltd. exchanged all of the company's outstanding stock of 300365 BC, Ltd. for the stock of Pinnacle Business Management, Inc. This exchange was made on a share for share basis. The excess of par value of the common stock issued over the assets acquired upon the acquisition of the parent was $1,933. After the exchange of stock, the parent became the wholly owned subsidiary and it was liquidated and the $1,933 was written off as an extraordinary loss upon the dissolution of 300365 BC, Ltd.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (CONTINUED)
            -------------------------------------------------------

     On October 27, 1997, JTBH Corporation, a wholly owned subsidiary of the "Company", with no assets, merged with Fast Title Loans, Inc. (FTL) a Florida corporation. On that date Fast Title Loans, Inc. became the wholly owned subsidiary of Pinnacle Business Management, Inc. The shares of (FTL) were converted into common stock $.001 per share, of Pinnacle Business Management, Inc.

     The merger of (FTL) the private company into the public shell company Pinnacle Business Management, Inc. on October 27, 1997 gave rise to the private company having effective operating control of the combined company after the transaction. This was a reverse merger and the costs associated with were treated as a recapitilization. In 1998, the company incorporated Fast Paycheck Advance, Inc. as a wholly owned subsidiary. Also in 1998, the Company incorporated Summit Property, Inc. This subsidiary has remained inactive, however.

     On March 3, 2000, the Company acquired 100% of the issued and outstanding common stock of MAS Acquisition XIX Corp., an inactive registrant, reporting company. Pinnacle became the parent corporation of MAS
     Acquisition XIX Corp. when it exchanged 1,500,000 shares of its common stock for 8,250,000 shares of MAS.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

     Principles  of  Consolidation:
     -----------------------------

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use  of  Estimates:
     ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

     Property  and  Equipment:
     -------------------------

     Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                              Years:
     Improvements:                    10-40
     Furniture  and  equipment:         5-7

     Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

     Revenue  Recognition:
     ---------------------

     Substantially most of the revenues are derived from interest charged on consumer financing, title loans and advance paychecks.

     Income  Taxes:
     --------------

     The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financing reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     Nature  of  Business  and  Credit  Risk:
     ----------------------------------------

     The company operates in mainly one business segment and primarily earns interest income on consumer title loans and advanced paychecks. Financial instruments which potentially subject the company to concentrations of credit risk are primarily customer loans receivable.

     Fair  Value  of  Financial  Instruments:
     ----------------------------------------

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, customer loans receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------


     Earnings  (Loss)  per  Share  of  Common  Stock:
     ------------------------------------------------

     Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.

     Statement  of  Cash  Flow:
     --------------------------

     For purposes of the consolidated statement of cash flows, the company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     Advertising  and  Promotional  Cost:
     ------------------------------------

     Costs of advertising and promotional costs are expensed as incurred. Advertising costs were $17,621 and $18,808 in 2000 and 1999, respectively.

     Goodwill:
     ---------

     Goodwill is amortized over 40 years. Amortization charged to expense was $3,224 and $3,224 in 2000 and 1999, respectively.

NOTE  3  -  CUSTOMER  LOAN  RECEIVABLE  -  NET
            ----------------------------------

     Customer  loan  receivable,  net  of  the  following:

                                                        JUNE  30,
                                                   2000           1999
                                               ------------    -----------

     Customer  loans  receivable:              $  253,669      $  768,055
                                               ------------    -----------
     Less:  Allowance  for  doubtful  accounts    (10,330)       (210,831)
                                               ------------    -----------
     Customer  Loans  receivable  -  Net       $  243,339      $  557,224
                                               ============    ===========

     Customer loans receivable include accrued interest amounts. However, the company, due to an unfavorable legislative climate regarding the title loan industry, reserved in aggregate $10,330 and $210,831 in bad debt allowance to account for the write down of accrued interest and loans that are doubtful in 2000 and 1999 respectively. The inactive loan portfolio has been outsourced to two collection agencies to expedite the collection process.

              PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE  4  -  LOANS  RECEIVABLE  -  OTHER
            ---------------------------

     Loan receivable dated December 29, 1997 to a company for $25,000 together with interest thereon at the rate of 18% per annum. The principal balance and accrued interest is due and payable on the earlier of a private placement being completed in whole or in part including but not limited to any escrow disbursements of any funds to the maker, on March 27, 2000. There were no payments received in 2000 or 1999. The company has made an allowance for doubtful receivable for the entire loan. The company has not accrued any interest on this loan for 2000 or 1999.

     Demand loan receivable to a company for $433,000 and $85,000 in 2000 and 1999. This loan in non-interest bearing. The company is performing outside consulting for a start up company. It is anticipated that this loan receivable will be converted into stock during the calendar year 2000. The anticipated stock terms are one share of stock for each dollar loaned to the start up company.

NOTE  5  -  PROPERTY  AND  EQUIPMENT,  NET
            ------------------------------

     Property  and  equipment,  net  consists  of  the  following:

                                               JUNE  30,
                                      ---------        -------------
                                        2000                 1999

     Furniture  and  Equipment        $134,814            $118,655
     Improvements                       34,917              34,917
                                      ---------        -------------
                                       169,731             153,572

     Less:  Accumulated  depreciation  (83,650)            (55,467)
                                      ---------        -------------

     Property  and  Equipment,  Net    $86,081           $  98,105
                                      =========        =============


NOTE  6  -  LINE  OF  CREDIT
            ----------------

     In March, 1999, the company obtained a line of credit with a capital Company to receive up top $1,500,000 of advances. Interest is payable at 17% per annum. Principal and interest on advances are due March 1, 2001 with the company having an option to extend the note an additional one year. At June 30, 2000 and 1999 the company had $1,068,000 and $518,000 outstanding on the line, respectively. The line of credit is collateralized by 7,500,000 shares of the common stock of the company.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE  7  -  LONG-TERM  DEBT
            ---------------

     Long-term  debt  consists  of  the  following:             JUNE  30,
                                                            2000         1999
                                                         ----------  -----------

Note  payable  lending  institution  with  monthly
interest  payable  at  14%  per  annum  expiring
February  28,2000  (see  Note 11)                           $538,276    $538,276

Note  payable  investor  with  monthly  interest
payable  at  4.5%  per  month.  This  note
expires  May  14,  1999.                                     100,000     100,000

Note  payable  investor  with  monthly  interest
payable  at  rates  varying  between  16-36%
per  annum,  expiring  March  1,  2000.                      514,055     524,125

Renegotiated  note  payable  investors  with
monthly  interest  payable  at  rates  varying
between  1.5%-6%  per  month.  This  loan
expires  in  December  2000.                                 393,597     450,000

Note  payable  investor  with  interest  only
     payable  at  12%  per  annum.  This  note  has
     a  balloon  and  expires December 31, 2002.          1,013,636          -0-
                                                         ----------  -----------
                                                        $2,559,564    $1,612,401
Less:  Current  portion:                                (1,545,928)  (1,162,401)
                                                         ----------  -----------

Net  Long-Term  Debt                                    $1,013,636    $  450,000
                                                         ==========  ===========

The non-current portion of long-term debt matures as follows:


     June  30,
     ---------
     2000             $1,545,928
     2001                    -0-
     2002              1,013,636
                      ----------
                      $2,559,564
                      ==========

     The company is negotiating with certain investors to convert long-term debt to common stock at various negotiated prices predicated on market value.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE  8  -  STOCKHOLDERS  DEFICIT
            ---------------------

     The authorized preferred stock of the company in 2000 and 1999 consists of 100,000,000 and 10,000,000 shares, respectively, with a par value of $.001 with rights and privileges to be set by the board of directors. As of June 30, 2000 and 1999 there were no shares issued or outstanding.

     As of  June  30,  2000  and  June  30,  1999  there  were  200,000,000  and
     100,000,000   shares  of  common  stock   authorized  and  147,159,622  and
     84,449,000 shares of common stock issued and outstanding.

     Additionally, there are 5 year warranty outstanding for investment banking services rendered to purchase 5,580,000 shares of common stock at $.125 per share. The warrants become due August 18, 2004.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

     (A)  Leases:
          ------

     The company operates its facilities under certain operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:
          June  30,
          --------
          2000          $60,372
          2001           25,101
                        -------
                        $85,473
                        =======

     Rent and related expenses under operating leases amounted to $72,258 and $69,371 for the six months ended June 30, 2000 and 1999 respectively. The company is operating various locations on a month to month basis.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE  9-  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
          --------------------------------------------

     (B)  Litigation:
          ----------

     The company is a defendant involving a claim made in bankruptcy by First American Reliance, Inc. (FAR) against the company for $800,000, including 9% interest, for amounts loaned and advanced by FAR to the company which were not repaid. The company has asserted a defense and set off alleging that monies due to Pinnacle from stock subscriptions in 1998 delivered to FAR were not turned over to the company. It is further alleged that the claims to the company exceeded the sum that FAR claims it is owed by the company. The company has not accrued any interest on this note because of the offsets of monies due the company alleged in the litigation. The lawyers have stated that documentation to fully evaluate the claims is not presently available. However, the company is contesting the case vigorously. The company has accrued a liability for $538,276 in 2000 and 1999, respectively.

     Secondly, Tyler Jay & Company, L.L.C. commenced an action against the company asserting a claim for fees and commissions arising from loans made by FAR described in the previous paragraph. This also includes sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to complete the private placement noted above. The sums demanded exceed $500,000 in the aggregate. Management is vigorously contesting the claim. The company has asserted claims and defenses that are still in the process of being evaluated by the attorneys. It is not possible to determine whether there will be a loss, or, if there is a loss, the extent of the loss.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS
             ----------------------------

     The officers, as of June 30,2000, had notes payable due them from the company of $280,623. As of June 30, 1999 the officers owed $49,565 to the company; this was subsequently repaid.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE  11  -  GOING  CONCERN
             --------------

     As shown in the accompanying financial statements, the company incurred net losses for the six months ended June 30, 2000 and 1999. Additionally, the company has a $100,000 note payable with an investor that expired May 14, 1999.

     The investor has not called this loan and it is shown as a current liability. Moreover, the company has debt that will be coming due between March 1, 2000 and December 31, 2000 without adequate capital available to repay the debt. The company is negotiating with the investor to either extend these obligations or convert the debt to equity. However, if these loans are called, the company's financial condition will be further negatively impacted. Finally, the company is defending various lawsuit claims that, if the outcome is unfavorable, would negatively impact the company. These factors raise substantial doubt about the company's ability to continue as a going concern.

     Additionally, due to an unfavorable legislative climate, the company plans to close down its title loan business and concentrate on its payday advance business. There is no guarantee whether the company will be able to generate enough revenue and/or raise capital to support these obligations.

     Management is working with the certain investors to rework the debt that is coming due. Additionally, management is vigorously contesting the lawsuits that have been filed against the company. The company feels that they have certain offsets against the claims in litigation and does not expect to pay more that what is reflected on the balance sheet at this time (see note 9). However, there can be no assurance that he company will be successful in its efforts to not have the payment of debt accelerated. If the company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be necessary to preserve asset value. The financial statements do not include any adjustments, other than the current classification of long-term debt in default, that might result from the outcome of those uncertainties.

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE  12  -  INCOME  TAX  BENEFIT
             --------------------

     There  was  no  income  tax  benefit  recognized  at June 30, 2000 or 1999.

     The net deferred tax assets in the accompanying balance sheets include the following components:

                                                2000               1999

Deferred  tax  assets                         $505,560          $505,560
Deferred  tax  valuation  allowance                -0-               -0-
                                              --------          --------

          Net  deferred  tax  assets          $505,560          $505,560
                                              --------          --------

     The company conservatively will not accrue any further income tax benefit pending the monitoring of the profitability of its future operations.


NOTE  13  -  SUBSEQUENT  EVENT
             -----------------

In August 2000, the Company cancelled the shares (options) outstanding with a consulting company. Hence, the outstanding shares of common stock have been reduced at June 30, 2000 to 147,159,622.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Management's discussion is based on an analysis of the financial statements for the three months ended June 30, 2000, and the six months ended June 30, 2000. The figures are then compared to the same period 1999. This discussion should be read in conjunction with the company's audited financial statements for 1999 and 1998 which are set forth in the company's amended Form 8-K dated March 6, 2000. The Form 8-K is incorporated into this report by reference.

PAST  AND  FUTURE  FINANCIAL  CONDITION

Investors must keep in mind that Pinnacle is a company in transition. Its main source of revenues historically, Fast Title, has virtually ceased doing business. As a result, the company has suffered, as its financial statements indicate.

Management has developed new lines of business, primarily through Fast Paycheck, and is optimistic that the company will recover. As discussed in the company's previously filed Form 8-K, filed March 6, 2000, Pinnacle shifted its business operations dramatically in 1999. Management continues to not only develop the data processing services and payday deferred deposits to individuals, but to explore additional opportunities to expand cash flow.

Management expects revenues to increase through the expansion of Fast PayCheck. Pursuant to a contract with Mailboxes Etc., U.S.A., Inc., ("MBE"), Fast PayCheck offers services through participating MBE retail outlets. Any increase will be affected by the length of time it takes to complete the licensure process in each state, and the agreement of each of the franchisees to start servicing Fast PayCheck customers. The number of customers who participate at each location will also affect any increase. Management is also seeking an alliance partner or banking institution that could offer long-term debt to carry the expense of the company until revenues are increased.

RESULTS  OF  OPERATIONS

Financial Statements include the financial statements for first quarter ended March 31, 2000 Restated. The original numbers filed with the first quarter Form 10QSB for Pinnacle did not include as an expense approximately $137,000 paid in stock to MRC Consulting, Inc., a group of consultants who structured the acquisition of Mas Acquisition XIX Corp. in March, 2000.

The restated financial statements do include the figure. As a result, other numbers, which draw on expenses in their calculation, also change. Any discrepancy in the numbers presented here, and those in the first quarter Form 10QSB filed on behalf of Pinnacle, should be reconcilable once the payment to MRC Consulting is included.

TOTAL ASSETS. Total assets at year end 1999 were $1,595,330 compared to June 30, 2000 total assets of $1,594,386, less than $1,000 difference. While first quarter numbers at March 31, 2000 indicated approximately $50,000 more, $1,645,738, this increase was due to a temporarily higher balance in cash and cash equivalents.

TOTAL LIABILITIES. Total liabilities include accounts payable, the current portion of the long term debt and non current portion of the long term debt. Accounts payable increased from $318,764 at year end December 31, 1999, to $430,429 at March 31, 2000, with a six month total at June 30, 2000 of $446,341.

The increase of long-term debt has been necessary to effectuate the transition of business focus from Fast Title to Fast PayCheck. Pinnacle suffered a net loss before federal income taxes in 1999 of $2,090,706. The company needed the additional funding to provide liquidity to pay current obligations. It was successful in obtaining an additional loan of $1,013,636. This number was reflected by the increase in long term debt from year end 1999 to June 30, 2000. Long term debt was $417,287 at December 31, 1999; $547,287 at March 31, 2000 and $1,013,636 at June 30, 2000.

Management hope to address the remaining shortfall through cash flow, and by arranging the conversion of existing debt into equity, to reduce the company's interest expense.

REVENUES. Operating revenues have decreased over the first six months of operation in 2000. At December 31, 1999, operating revenues were $214,538, compared to $62,681 at March 31, 2000 and $39,683 for the six months at June 30, 2000. Operating revenues are expected to remain low until the Fast Paycheck business expands and other sources of revenue are discovered.

OPERATING EXPENSES. Operating expenses remain fairly consistant, $960,750 for the six months ended June 30, 2000. This compares to $1,413,078 for year end December 31, 1999. Such expenses include the costs of expansion and litigation expenses the company has borne. As a result, Management believes that the financial condition of the company will improve substantially by 2002.

In addition, the company has a $100,000 note payable with an investor that expired May 14, 1999.

Additionally, the company has a $538,276 note payable with private financier that expired February 28, 2000 that is the subject of a lawsuit. There is a $514,055 note payable with investors that expired on March 1, 2000. The investors have not yet called the aforementioned loans. There are no agreements as of yet to the terms of possible reinstatements on the aforementioned loans. Moreover, the company has approximately $785,000 in debt that will mature between December 2000 and December 31, 2002. At this time, it is unlikely that the company will have adequate capital available to repay the debt. If the loans are called, the company's financial condition will be further negatively impacted.

The company is also defending various lawsuit claims, which, if lost, would negatively impact the company. Even if the outcome is positive, the cost to the company in legal fees and employees' time is substantial.

The company's expenses also include the payment in stock to MRC Consulting Group for consulting services in connection with the acquisition of Mas Acquisition XIX Corp.

NET LOSS. The company's net loss is $555,981 for the three months ended March 31, 2000 and $1,124,860 for the six months ended June 30, 2000. This compares to a net loss for year end 1999 of $2,090,706 at December 31, 1999. The net loss includes the MRC Consulting group payment of $137,000.

CAPITAL EXPENDITURES. The company is engaged in consumer finance and electronic technology development. As a result, capital expenditures are not substantial and management does not foresee a substantial difference from quarter to quarter. The facilities are leased. Property and equipment net costs consistantly approximate $150,000 per quarter. Substantially all of the value of the company is not in physical assets but in the ongoing operations of the company. Should the company be liquidated, there are few assets to distribute to creditors or shareholders.

Non-cancelable lease commitments run until 2002. The total amount due under the lease terms for 2000 is $60,372. Rent is approximately $40,000 per quarter. The company is operating various locations on a month to month basis.

LIQUIDITY

Maintaining sufficient liquidity is a material challenge to Management at the present time. The company owns a note receivable dated December 29, 1997 for $25,000 with 18% per annum interest. The principal balance and accrued interest is due and payable on the earlier of 1) a private placement being completed in whole or part including but not limited to, any escrow disbursements of any funds to the maker, or 2) March 27, 2000. There are no payments received as of March 31, 2000. The company has made an allowance for doubtful receivable for the entire loan.

The company also owns a demand loan receivable for $423,000. This loan is non-interest bearing. The company is performing consulting services to theborrower in exchange for the demand loan. It is anticipated that this loan receivable will be converted into equity during the calendar year 2000.

The company has signed a non-binding letter of intent to purchase an ongoing business entity. The acquisition may be structured using stock for stock, resulting in the entity becoming a subsidiary of the company. The company could benefit from the revenues produced by the entity's business. The transaction, however, is only in the due diligence phase at the present time. Management will make a decision on the proposal once due diligence is complete. Regardless whether Management accepts or declines this transaction, it is still exploring other business opportunities for Pinnacle.

In August 1999, the Company secured a national contract with Comdata. This contract allows the distribution of the Fast PayCheck debit card at the point of sale locations. As a result, the Company is in negotiation with its competitors to allow them to use the debit card system. This may generate revenue on a broader basis and increase Company value.

PART  II.  OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS

Tyler  Jay  &  Company,  L.L.C.  and  First  American  Reliance, I
-------

The first proceeding regarding Tyler Jay is an adversary proceeding brought by the trustee in bankruptcy of First American Reliance, Inc.("the Debtor"), on June 29, 1999, in the United States Bankruptcy Court, Western District, New York, BK Case No. 98-23906, AP No. 99-2186, entitled Douglas J. Lustig, as Trustee v. Pinnacle Business Management, Inc., and Fast Title Loans, Inc. The trustee is seeking to recover purported loans from the Debtor to Fast Title and/or Pinnacle, in a sum of approximately $800,000, including 9% interest, for amounts loaned and advanced by First American Reliance, IncAn answer to the suit has been filed and the parties are currently in the discovery process. The company had asserted a defense and set off alleging moneys due to Pinnacle from stock subscriptions in 1998, which were never turned over to the company.
Pinnacle accrued a liability for $538,276 in 1998 and $355,755 in 1997, respectively. Management has agreed to determine the actual amount of the loans against proceeds of a private placement diverted by the Debtor's principal using a separate corporation. Management believes that the setoff for funds diverted during the private placement will equal or exceed the amounts claimed and documented by checks as transferred to Pinnacle and will also create a setoff in respect to at least a portion of the sums advanced to Fast Title. Management is investigating whether the funds advanced by Debtor, in part, included funds diverted by the Debtor, and, therefore, were not loans at all, but a return of Pinnacle's property. The company is currently in the process of settlement negotiations in this case.

In the second proceeding, Pinnacle and Fast Title Loans are defendants in a pending civil action instituted in 1999, in Erie County, New York, entitled Tyler Jay & Company, L.L.C. v. Fast Title Loans, Inc. and Pinnacle Business Management, Inc., Index No. I-1999/5697. Plaintiff asserts a claim for fees and commissions arising from loans made by the Debtor in the previously described adversary proceeding and sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to conduct the private placement noted above. Tyler Jay claims that it is owed certain moneys and stock options, which damages are allegedly in excess of $500,000. Fast Title and Pinnacle have filed a motion to dismiss the case alleging that the New York courts do not have jurisdiction over them in this matter. They have also asserted that Tyler Jay is not entitled to recovery since the agreed-upon services were not provided. Moreover, Fast Title and Pinnacle have filed a counterclaim seeking $34,000, the sum paid to Tyler Jay, on the basis that Tyler Jay's fraudulent representations and breach of fiduciary duty damaged them. Discovery is in process. Management intends to vigorously defend this claim.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Form  S-8

The company filed a Form S-8 on March 16, 2000. This filing registered 1,525,000 shares of common stock. The selling shareholders in this offering are the consultants that negotiated and completed the company's acquisition of MAS. The consultants received 1,500,000 shares of common stock of the company as compensation for such services, pursuant to a Consulting Agreement dated March
3, 2000. A law firm affiliated with the consulting group received 25,000 additional shares for preparation of the Form S-8 and the legality opinion. The Form S-8 is incorporated into this report by reference.

In April and June, 2000, the company filed two Form S-8 registration statements including reoffer prospectuses for Pinnacle stock. The prospectuses offered stock and stock from options issued to nominees of Gordon & Associates Strategic Investments, Inc. as payment for consulting services. The services provided included the negotiation of a contract with Mail Boxes Etc., USA to offer Fast Paycheck services in MBE centers throughout the United States.

The MBE contract provided that the consultants would receive 5,050,000 shares of stock upon execution of the contract. Then as the contract was performed by MBE, the consultants would receive options to acquire additional stock, up to 35,322,578 additional shares. The number of options granted the consultants depended on the number of MBE locations actually providing Fast Paycheck services. These options could be exercised at a price of $.25 per share or thirty percent of the closing bid price of the stock on the date of exercise.

On April 14, 2000, the company filed the first Form S-8, registering 10,920,024 shares of stock. This included 5,050,000 shares of stock and 5,870,024 shares that were issued upon the exercise of options received by the nominees. The filing was made under CIK code 00010903989.

The filing was made on the mistaken belief that the options had been exercised. The nominees had indicated their intention to exercise the options, and the shares issued. The shares were not delivered, however, pending payment. On May 29, 2000, the consulting company submitted a note for payment.

On April 29, 2000, the company and the consultants entered into an amendment to the contract permitting the exercise of all of the options, without regard to the number of MBE locations contracted to provide Fast Paycheck services. As a result, the consultants executed the promissory note on May 29, 2000 in the amount of $1,214,790.04 as payment for stock issued in the exercise of all of the options. This note was cancelled in the second quarter ended June 30, 2000, and is not reflected in the financial statements.

On June 7, 2000, the company prepared to file the second Form S-8, registering the remaining 25,382,495 shares. The financial printer, however, inadvertently refiled the previous Form S-8. As a result, the Form S-8 which appears as filed on June 7, 2000 was nothing more than a duplicate of the filing made on April 14, 2000. The second registration statement was filed on June 8, 2000 regarding the remaining shares. This was also filed under CIK code 00010903989.

Thereafter, the company decided in conjunction with the SEC, that it should file a Form 10SB registration statement and obtain new codes. It did. The new code for Pinnacle is 0001055037. The SEC requested that all previous filings be refiled after the Form 10 became effective. This called into question the status of the shares issued to the consultants. In addition, the company questioned the ability of the consulting company to pay the promissory note. At or about the same time, Pinnacle learned that MBE might be permitting competitors of Fast Paycheck to use certain MBE locations for sales. These factors raised a question as to the status of the Gordon contract.

Pinnacle conferred with the individuals who received the stock, and determined that the stock not issued would not be issued. The stock still held by the consultants would be retired, and the remaining shares would be obtained by the company from the market. Once retrieved, all of the MBE contract shares would be retired.

The shares have been obtained, and the note cancelled. The Forms S-8 are incorporated herein by reference.

Employment  Agreement

The company entered into an Agreement and Release with Jeff Turino, Chief Executive Officer of the company, and Michael B. Hall, Director and President of the company on February 28, 2000. This Agreement and Release was entered into by the company to release all claims by Turino and Hall pursuant to the company's inability to perform under the Employment Agreements entered into by the company and Turino and Hall. These Employment Agreements required the company to pay certain compensation to Turino and Hall for services rendered. The company failed to pay Turino and Hall the agreed compensation for performed services. As consideration for the forgiveness of the claims, the company issued 27,500,000 shares of company common stock to each Turino and Hall. Pursuant to the Agreement and Release, Turino and Hall will continue employment under the terms of the Employment Agreements until 2002 as if no breach in either of the officer's Employment Agreements occurred. The Agreement and Release is incorporated into this report by reference.

Amendment  to  the  Articles  of  Incorporation

On February 22, 2000, the company amended its Articles of Incorporation. Prior to this date, the Articles stated that the company was authorized to issue 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. The amendment authorizes the company to issue 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. Both the common and preferred stock have a par value of one-tenth of one cent $(.001) per share, just as it did before the Amendment.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The company has a $100,000 note payable with an investor that expired May 14, 1999. The company has a $538,276 note payable with investors that expired February 28, 2000. The company is in the process of renegotiating a new payoff date for this loan. The company was not able to make payment under the obligations of this note. The start-up expenses of Fast Paycheck exceeded the revenues of the company, as indicated by the Company's current financial statements. There is a $514,055 note payable with investors that expired on March 1, 2000.

ITEM  5.  OTHER  INFORMATION.

Acquisition  of  MAS  Acquisition  XIX  Corp.  Consulting  Agreement

Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated March 3, 2000, between the company and MRC Legal Services Corporation, a California corporation, which is the controlling shareholder of MAS Acquisition XIX Corp., ("MAS"), an Indiana corporation, 1,500,000 shares of common stock of The company were exchanged for 8,250,000 shares of MAS. Through this transaction, the company became the parent corporation of MAS.

The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of MAS on March 3, 2000. The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the company on March 3, 2000. No approval of the shareholders of the company or MAS is required under applicable state corporate law.

Prior to the merger, MAS had 8,519,800 shares of common stock outstanding of which 8,250,000 were exchanged for 1,500,000 shares of common stock of the company. During a simultaneous closing, MRC Legal Services Corporation, the selling shareholder, effected the completion of stock transfer by transmitting funds for distribution to cash out minority shareholders. The shareholder then caused the directors of MAS to effect a reverse stock split of 8,250 shares to one, resulting in only 1000 shares of MAS Acquisition issued and outstanding. As a result, Pinnacle became the sole remaining shareholder.

In addition, and as a part of this transaction, Pinnacle issued 1,500,000 shares to certain consultants pursuant to a Consulting Agreement.

The company filed a Form 8-K to disclose the acquisition of MAS. The Form 8-K is dated March 6, 2000. An amendment to the Form 8-K was filed on May 3, 2000, which included audited financial statements for the company. The Form 8-K and the amendment are incorporated into this report by reference.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

Exhibit                                           Exhibit  Number
______________________________________________________________________________


Articles  of  Incorporation                       3.1
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  3.1

Bylaws                                            3.2
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  3.2

Employment  Agreement:
Agreement  and  Release                           10
                                                  Incorporated by reference from
                                                  Form  8-K, dated March 6, 2000
                                                  Exhibit  10.5.3

Consent  of  accountants                          23


Form  8-K,  March  6,  2000                       99.1
                                                  Incorporated  by  Reference

Form  8-K/A,  May  3,  2000                       99.2
                                                  Incorporated  by  Reference

Reports  on  8-K

     A Form 8-K was filed on March 6, 2000, to disclose the acquisition of MAS Acquisition XIX Corp.
     An amendment to the Form 8-K filed on March 16, 2000 included audited financial statements for MAS Acquisition XIX for the years ending 1998 and 1999.
     An amendment to the Form 8-K filed on May 3, 2000 included audited financial statements for Pinnacle for the years ending 1998 and 1999. A copy of the Form 8-K and the amendments are incorporated by reference to this report.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PINNACLE  BUSINESS  MANAGEMENT,  INC.




Date:  October  2,  2000     By:  /s/  Jeffrey  G.  Turino
                                      ------------------------------------------
                                      Jeffrey G. Turino, Chief Executive Officer


                                      /s/   Michael  B.  Hall
                                      ------------------------------------------
                                      Michael  B.  Hall,  President and Director