Form 10QSB/A
period 2000-06-30
PINNACLE BUSINESS MANAGEMENT INC
filed 2000-10-13
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB/A
                                   AMENDMENT NO.1


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


                      COMMON  STOCK         ADDITIONAL                   TOTAL
                     $.001  PAR  VALUE       PAID-IN                  STOCKHOLDERS'
                  ----------------------     CAPITAL     DEFICIT        DEFICIT
                    SHARES       AMOUNT
                  ------------  --------  -----------  -------------  ------------

1999
----
Balance
January  1,  1999  16,494,202   $ 16,494   $  541,965   $  (986,296)   $  (427,837)

Issuance  of
Common  Stock at book value,
loan collateral    57,935,408     57,935      (57,935)            -

      Net  Loss             -          -            -      (269,337)      (269,337)
                  ------------  --------  -----------  -------------  ------------
Balance
March 31,1999      74,429,610     74,429     $484,030    (1,255,633)      (697,174)


2000
----

Balance
January  1,
2000               86,952,686  $  86,952   $1,317,515   $(3,077,002)   $(1,672,535)

Issuance  of common stock
for legal and consulting
services at $.09 per
share               1,525,000      1,525      135,725                      137,250

Issuance of common stock
in lieu of officers'
settlement at book
value               55,000,000    55,000     (55,000)

Issuance of common stock
For MAS Acquisition
XIX Corp.            1,500,000     1,500      (1,500)

Issuance of common stock
Cancelled for non-payment
of options          12,284,903    12,285     (12,285)
      Net  Loss         -          -           -           (555,981)     (555,981)
                  ============  ========  ===========  =============  ============
Balance
March  31,
2000               157,262,589  $157,262  $1,384,455   $ (3,632,983)  $(2,091,266)
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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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