Form 10QSB
period 2000-09-30
PINNACLE BUSINESS MANAGEMENT INC
filed 2000-11-20
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                    _________
                            (Commission file number)

                       PINNACLE BUSINESS MANAGEMENT, INC.
                 (Name of Small Business Issuer in its charter)

            Nevada                               91-1871963
(State or other jurisdiction of               (I.R.S. Employer
Incorporation  or  Organization            Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of September 30, 2000 the Registrant had outstanding 219,400,000 shares of common stock.

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

      ITEM  5.  OTHER  INFORMATION

      ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                      PINNACLE  BUSINESS  MANAGEMENT,  INC.
                               AND  SUBSIDIARIES

                             FINANCIAL  STATEMENTS
                        SEPTEMBER 30,  2000  AND  1999


                       INDEX  TO  FINANCIAL  STATEMENTS


CONSOLIDATED  FINANCIAL  STATEMENTS


  BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)         1-2

  STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND THE THREE
  MONTHS ENDED SEPTEMBER 30,2000 AND 1999 (UNAUDITED)                    3

  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30,  2000  AND  1999 (UNAUDITED)                             4

  NOTES  TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               5-13

      PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                         ASSETS
                         ------
                                                  SEPTEMBER  30,
                                            ------------------------
                                                2000         1999
                                             ---------    ---------
CURRENT  ASSETS
----------------
   Cash and cash equivalents               $   23,310   $   25,358
   Customer loans receivable, net             241,678      478,831
   Loans Receivable - Other                   423,000      322,000
   Prepaid Expenses                            33,750       33,750
                                             ---------   ---------
          Total Current Assets                721,738      859,939
          ---------------------------------  ---------   ---------
PROPERTY AND EQUIPMENT                        273,562      169,281
   Less accumulated depreciation              (90,654)     (64,260)
          ---------------------------------  ---------   ---------
          Total net property and equipment    182,908      105,021

OTHER ASSETS
--------------
   Investment                                 135,000            -
   Unamortized goodwill                       233,664      240,110
   Deferred tax asset                         505,560      505,560
   Security deposits                            7,938        7,260
   Loan costs- net of amortization            147,505      258,127
           Total Other Assets              -----------  -----------
                                            1,029,667    1,011,057
                                           -----------  -----------

TOTAL ASSETS                              $ 1,934,313  $ 1,976,017
----------------------------------         ===========  ===========

See Accompanying Notes to Consolidated Financial Statements

        PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------
                                                      SEPTEMBER 30,
                                                ------------------------
                                                    2000         1999
                                                -----------  -----------
CURRENT LIABILITIES
----------------------------------------
   Accounts payable and accrued expenses       $  274,985   $   143,275
   Current portion of long-term debt              638,276     1,163,156
                                               -----------  ------------
       Total current liabilities                  913,261     1,306,431
----------------------------------------       -----------  ------------
LONG-TERM LINE OF CREDIT                                -       768,000
NOTES PAYABLE - OFFICERS'                         383,623       261,989
LONG-TERM DEBT, LESS CURRENT PORTION            2,598,141       488,650
                                               -----------  ------------
       Total long-term liabilities              2,981,764     1,518,639
----------------------------------------       -----------  ------------
TOTAL LIABILITIES                               3,895,025     2,825,070
----------------------------------------       -----------  ------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------
STOCKHOLDERS' DEFICIT
----------------------------------------
Preferred stock, par value of $.001; authorized
   50,000,000 and 50,000,000 shares, respectively
   in September 30, 2000 and 1999;
   issued and outstanding none                 $      -     $        -

Common stock; par value of $.001; authorized
   300,000,000 and 100,000,000 shares
   of common stock authorized and
   184,400,000 and 87,476,986 shares
   of common stock issued and outstanding      $  184,400   $    87,476


   Additional  paid-in  capital                 3,047,944     1,659,429
   Deficit                                     (5,193,056)   (2,595,958)
                                              ------------  ------------
       Total stockholders' deficit             (1,960,712)     (849,053)
----------------------------------------      ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                      $  1,934,313   $ 1,976,017
----------------------------------------     =============  ============

           See Accompanying Notes to Consolidated Financial Statements

           PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                    NINE MONTHS ENDED           THREE MONTHS ENDED
                                      SEPTEMBER 30,                SEPTEMBER 30,
                                     2000          1999          2000         1999
                                ---------------------------  ---------------------------
OPERATING REVENUE
----------------------------
   Revenue                      $    107,399   $   207,553   $     37,716   $    56,847
                                -------------  ------------  -------------  ------------
OPERATING  EXPENSES
----------------------------
   Salaries, employee leasing
       and related                   529,973       361,965        175,813       138,967
   Advertising                        48,099        23,988         30,478         5,180
   Commissions and
      consulting expense              54,175       189,503         25,483        61,953
   Office and general                 36,129        41,379          5,598        14,636
   Professional fees                 365,913       115,273         81,898        38,802
   Repairs and maintenance             2,629         4,478            -             798
   Rent                              101,981       102,678         29,723        33,307
   Repossession costs                 22,607        21,446          8,940         7,206
   Telephone and utilities            86,286        83,160         30,669        30,826
   Travel                             52,865        54,127          7,869        19,000
   Other operating                   122,422       135,370         35,858        51,337
                                -------------  ------------  -------------  ------------
  Total operating expenses         1,423,079     1,133,367        432,329       402,012
------------------------------  -------------  ------------  -------------  ------------
OPERATING (LOSS)                  (1,315,680)     (925,814)      (394,613)     (345,165)
------------------------------  ------------- -------------  -------------  ------------
OTHER EXPENSES
------------------------------
   Interest expense                 (254,620)     (343,984)       (79,672)     (171,694)
   Depreciation and
      Amortization expense           (99,583)      (57,889)       (33,257)      (16,084)
   Bad debt / Income                 (11,450)     (252,500)           235      (100,000)
------------------------------  -------------  ------------  -------------  ------------
  Total other expenses              (365,653)     (654,373)      (112,694)     (287,778)
------------------------------  -------------  ------------  -------------  ------------
NET LOSS
Before Federal Income
   Tax Benefit                    (1,681,333)   (1,580,187)      (507,307)     (632,943)
------------------------------  -------------  ------------  -------------  ------------
PROVISION FOR INCOME
   TAX BENEFIT                             -             -              -             -
                                -------------  ------------  -------------  ------------
NET LOSS APPLICABLE
   TO COMMON SHARES             $ (1,681,333)   (1,580,187)      (507,307)     (632,943)
                                =============  ============  =============  ============
NET LOSS PER BASIC AND
   DILUTED SHARES               $      (.011)        (.024)         (.003)        (.007)
                                =============  ============  =============  ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                   $145,206,224    65,712,450    185,804,811    85,962,993
------------------------------  =============  ============  =============  ============

               See  Accompanying  Notes to Consolidated Financial Statements

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                           2000         1999
                                                       -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------
   Net Loss                                            $ (1,681,333)  $(1,580,187)
                                                       -------------  ------------
   Adjustments to reconcile net loss to net cash
   used in operating activities:
------------------------------------------------
        Depreciation and amortization                        99,583        57,889
        Provision for doubtful accounts                      11,450       252,500
        Stock issued for consulting services                137,250             -
        Stock issued for interest expense                    70,000             -

Changes in assets and liabilities:
        (Increase)Decrease in customer loans
             receivable - net                                21,846        12,546
        (Increase)in loans other                             (1,000)     (322,000)
        (Increase)in deposits and other prepaids             15,707       (29,014)
        Increase in accounts
             payable and accrued expenses                   (43,779)       63,492
                                                       -------------  ------------
        Total adjustments                                   311,057        35,413
------------------------------------------------       -------------  ------------
        Net cash provided by (used in)
            operating activities                         (1,370,276)   (1,544,774)
------------------------------------------------       -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                    (116,731)      (24,442)
                                                       -------------  ------------
  Net cash (used in) investing activities                  (116,731)      (24,442)
------------------------------------------------       -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt and
          line of credit                                  2,462,854       957,393
   Increase from issuance of common stock and
          paid in capital                                         -       863,971
   Principle payments on long-term debt                  (1,078,825)     (481,863)
   Increase decrease)in officer's loans - net               116,562       252,089
                                                       -------------  ------------
       Net cash provided by financing activities          1,500,591     1,591,590
------------------------------------------------       -------------  ------------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                              13,584        22,347
------------------------------------------------       -------------  ------------
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                 9,726         2,984
------------------------------------------------       -------------  ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                      23,310        25,358
------------------------------------------------       =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  NFORMATION
    CASH PAID DURING THE YEAR FOR:
            Interest Expense                           $    247,698   $   210,142
                                                       =============  ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
    AND OPERATING ACTIVITIES
    Issuance of common stock - loan costs                         -       295,000
    Issuance of common stock - professional
        fees consulting services                            137,250             -
    Issuance of common stock - investment                   135,000             -
    Issuance of common stock - debt and interest payment    977,652

               See Accompanying Notes to Consolidated Financial Statements

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION
----------------------------------------------------

     The consolidated unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

     Pinnacle Business Management, Inc. is an integrated consumer finance and E-commerce technology developer. The company operates paycheck advance locations, and until September 2000, the company also operated title loan offices in central Florida through its wholly owned subsidiary, Fast Title Loans, Inc.(FTL). Fast Title Loans, Inc. is a consumer loan company that makes title loans. The title loan is an immediate short term cash loan, using the free and clear title of a person's car or truck as collateral. The loan allows the customer to retain possession and use of thei r motor vehicle. However, due to recent legislative changes in Florida, the company ceased its title loan operations and concentrates on developing paycheck advance business instead. Fast Paycheck Advance, Inc. is a wholly owned subsidiary of Pinnacle Business Management, Inc. that provides short-term paycheck advances to consumers. The accompanying financial statements reflect the consolidated operations of the above.

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

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
-----------------------------------------------------------

     On October 27, 1997, JTBH Corporation, a wholly owned subsidiary of the "Company", with no assets, merged with Fast Title Loans, Inc. (FTL) a Florida corporation. On that date Fast Title Loans, Inc. became the wholly owned subsidiary of Pinnacle Business Management, Inc. The shares of (FTL) were converted into common stock $.001 per share, of Pinnacle Business Management, Inc.

     The merger of (FTL) into Pinnacle Business Management, Inc. on October 27, 1997 resulted in the company's (FTL) having effective operating control of the combined company. This transaction was a reverse merger and the costs associated with were treated as a recapitilization. On February 9, 1998, the company incorporated Fast Paycheck Advance, Inc., a Florida corporation, as a wholly owned subsidiary. Also, on December 29, 1997, the Company incorporated Summit Property, Inc. This subsidiary has remained inactive, however.

     On March 3, 2000, the Company acquired 100% of the issued and outstanding common stock of MAS Acquisition XIX Corp., an inactive registrant, reporting company. Pinnacle became the parent corporation of MAS Acquisition XIX Corp. when it exchanged 1,500,000 shares of common stock for 8,250,000 shares of MAS. An investment of $135,000 was recorded.

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES
--------------------------------------------------
     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------
     Property and Equipment:
     -----------------------

     Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives: Years: Improvements: 10-40 Furniture and equipment: 5-7

     Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

     Revenue Recognition:
     --------------------

     Substantially most of the revenues are derived from interest charged on consumer financing, title loans and advance paychecks.

     Income Taxes:
     -------------

     The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financing reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

     Nature of Business and Credit Risk:
     -----------------------------------

     The company operates in mainly one business segment and primarily earns interest income on consumer title loans and advanced paychecks. Financial instruments which potentially subject the company to concentrations of credit risk are primarily customer loans receivable.

     Fair Value of Financial Instruments:
     ------------------------------------

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

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

     Earnings (Loss) per Share of Common Stock:
     ------------------------------------------

     Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.

     Statement of Cash Flow:
     -----------------------

     For purposes of the consolidated statement of cash flows, the company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     Advertising and Promotional Cost:
     ---------------------------------

     Costs of advertising and promotional costs are expensed as incurred. Advertising costs were $48,099 and $23,988 in 2000 and 1999, respectively.

     Goodwill:
     ---------

     Goodwill is amortized over 40 years. Amortization charged to expense was $4,834 and $4,834 in 2000 and 1999 respectively.

     Loan costs:
     ----------

     Loan costs are being amortized over 36 months. Amortization expense charged to operations September 30, 2000 and 1999 was $73,749 and $36,873 respectively.


NOTE 3 - CUSTOMER LOAN RECEIVABLE - NET
---------------------------------------

Customer loan receivable, net of the following:
                                      SEPTEMBER 30,
                                                     2000             1999
                                                     ----------------------
Customer loans receivable:                           $ 252,058   $ 764,662
Less: Allowance for doubtful accounts                  (10,380)   (285,831)
                                                     ----------  ----------
Customer loans receivable - Net                      $ 241,678   $ 478,831

     The company, due to an unfavorable legislative climate regarding the title loan industry, reserved in aggregate $10,380 and $285,831 in bad debt allowance to account for the write down of loans that are doubtful in 2000 and 1999 respectively. The inactive loan portfolio has been outsourced to two collection agencies to expedite the collection process.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 4 - LOANS RECEIVABLE - OTHER
---------------------------------

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

     Demand loan receivable to a company for $433,000 and $322,000 in 2000 and 1999. This loan in non-interest bearing. The company is performing outside consulting for a start up company. It is anticipated that this loan receivable will be converted into stock during the calendar year 2000. The anticipated stock terms are one share of stock for each dollar loaned to the start-up company.

NOTE 5 - PROPERTY AND EQUIPMENT, NET
------------------------------------

     Property and equipment, net consists of the following:

                                             SEPTEMBER 30,
                                            2000       1999
                                         --------------------
Furniture and Equipment                  $238,645   $134,364
Improvements                               34,917     34,917
                                         ---------  ---------
                                         $273,562    169,281

Less: Accumulated depreciation            (90,654)   (64,260)

Property, Equipment & Software, Net      $182,908   $105,021

NOTE 6 - LINE OF CREDIT
-----------------------

     In March, 1999, the company obtained a line of credit with a capital company to receive up top $1,500,000 of advances. Interest is payable at 17% per annum. Principal and interest on advances are due March 1, 2001 with the company having an option to extend the note an additional one year. At September 30, 2000 and 1999 the company had $ -0- and $768,000 outstanding on the line, respectively. The line of credit is collaterized by 7,500,000 shares of the common stock of the company.

                        PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 7 - LONG-TERM DEBT
-----------------------                                  SEPTEMBER 30,
Long-term debt consists of the following:            2000          1999
                                                  -----------  -----------

Note payable lending institution with monthly
interest payable at 14% per annum expiring
February 28,2000 (see Note 9)                     $  538,276   $   538,276
                                                  -----------  ------------
Note payable investor with monthly interest
payable at 4.5% per month. This note
expires May 14, 1999.                                100,000       100,000

Note payable investor with monthly interest
payable at rates varying between 16-36%
per annum, expiring March 1, 2000.                       -0-       524,880

Renegotiated note payable investors with
monthly interest payable at rates varying
between 1.5%-6% per month. This loan
expires in December 2000.                                -0-       299,257

Note payable investor with interest only
payable at 12% per annum. This note has
a balloon and expires December 31, 2002.          $2,598,141       189,393
                                                  -----------  ------------
                                                   3,236,417     1,651,806
Less: Current portion:                              (638,276)   (1,163,156)
                                                  -----------  ------------
Net Long-Term Debt                                $2,598,141   $  488,650
                                                  ===========  ============
The non-current portion of long-term debt matures as follows:

                   SEPTEMBER 30,
                   -------------
     2000          $     638,276
     2001                    -0-
     2002              2,598,141
                   -------------
                   $   3,236,417
                   =============

     The company is negotiating with certain investors to convert long-term debt to common stock at various negotiated prices predicated on market value.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS DEFICIT
-----------------------------

     The authorized preferred stock of the company in 2000 and 1999 consists of 50,000,000 and 50,000,000 shares, respectively, with a par value of $.001 with rights and privileges to be set by the board of directors. As of September 30, 2000 and 1999 there were no shares issued or outstanding.

     As of September 30, 2000 and September 30, 1999 there were  300,000,000 and
     100,000,000   shares  of  common  stock   authorized  and  184,400,000  and
     87,476,986 shares of common stock issued and outstanding.

     Additionally, there are 5 year warranty outstanding for investment banking services rendered to purchase 5,580,000 shares of common stock at $.125 per share. The warrants become due August 18, 2004.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     (A) Litigation:

     The company is a defendant involving a claim made in bankruptcy by First American Reliance, Inc. (FAR) against the company for $800,000, including 9% interest, for amounts loaned and advanced by FAR to the company which were not repaid. The company has asserted a defense and set off alleging that monies due to Pinnacle from stock subscriptions in 1998 delivered to FAR were not turned over to the company. It is further alleged that the claims of the company exceeded the sum that FAR claims it is owed by the company. The company has not accrued any interest on this note for 1999 and 1998 because of the offsets of monies due the company alleged in the litigation. The lawyers have stated that documentation to fully evaluate the claims is not presently available. However, the company is contesting the case vigorously. The company has accrued a liability for $538,276 in 2000 and 1999, respectively.

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

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)


NOTE 10 - GOING CONCERN
-----------------------

     As shown in the accompanying financial statements, the company incurred net losses for the three months ended March 31, 2000 and 1999. Additionally, the company has a $100,000 note payable with an investor that expired May 14, 1999.

     The investor has not called this loan and it is shown as a current liability. Moreover, the company has debt that will be coming due between September 30, 2000 and December 31, 2001 without adequate capital available to repay the debt. The company is negotiating with the investor to either extend these obligations or convert the debt to equity. However, if these loans are called, the company's financial condition will be further negatively impacted. Finally, the company is defending various lawsuit claims that, if the outcome is unfavorable, would negatively impact the company. Thes e factors raise substantial doubt about the company's ability to continue as a going concern.

     Additionally, due to an unfavorable legislative climate in Florida, the company ceased its title loan business in September 2000, and plans to concentrate on its payday advance business instead. There is no guarantee whether the company will be able to generate enough revenue and/or raise capital to support those operations.

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

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2000 and 1999
                                   (UNAUDITED)


NOTE 12 - INCOME TAX BENEFIT
----------------------------

     There was no income tax benefit recognized at September 30, 2000 or 1999.

     The net deferred tax assets in the accompanying balance sheets include the following components:


                                       2000                1999
                                    ---------            ---------

Deferred tax assets                 $ 505,560            $ 505,560
Deferred tax valuation allowance          -0-                  -0-
                                    ---------            ---------
     Net deferred tax assets        $ 505,560            $ 505,560
                                    =========            =========

     The company conservatively will not accrue any further income tax benefit pending the monitoring of the profitability of its future operations.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the three months ended September 30, 2000, and the nine months ended September 30, 2000. The figures are then compared to the same period 1999. This discussion should be read in conjunction with the company's audited financial statements for 1999 and 1998 which are set forth in the company's Form 10-SB/A filed on November 13, 2000.

PAST  AND  FUTURE  FINANCIAL  CONDITION

Pinnacle is a company in transition. Its wholly owned subsidiary, and its main source of revenues, Fast Title Loans, Inc., has ceased doing business due to unfavorable legislative changes in Florida. As a result, the company revenues have suffered, as its financial statements indicate.

Management has developed new lines of business, primarily through Fast Paycheck, and shifted its business operations dramatically in 1999. Management is optimistic that the company will recover and continues not only to develop the data processing services and payday deferred deposits to individuals, but also to explore additional opportunities to expand cash flow.

Management expects revenues to increase through the expansion of Fast PayCheck. The company has a contract with Mailboxes Etc., U.S.A., Inc., ("MBE"), which allows Fast PayCheck to offer services through participating MBE retail outlets. At present, the company is licensed to conduct advance paycheck business in 9
(nine) states, and has pending applications for licenses in 20 (twenty) additional states, as set forth in more detail in the company's Form 10-SB/A, filed on November 13, 2000, and incorporated herein by reference.

Management is also seeking an alliance partner or banking institution that could offer long-term debt to carry the expense of the company until revenues are increased.

RESULTS  OF  OPERATIONS

TOTAL ASSETS. Total assets at September 30, 1999 were $1,976,017 compared to September 30, 2000 total assets of $1,934,313. The second quarter at June 30, 2000 indicated approximately $33,000 less, $1,901,474. The increase in the third quarter primarily represents fee income from data processing services performed for other financial services companies.

TOTAL LIABILITIES. Total liabilities include accounts payable, the current portion of the long term debt, notes payable officers, and non-current portion of the long term debt. Accounts payable decreased from $446,341 at June 30, 2000, to $274,985 at September 30, 2000. The decrease in accounts payable should be read as an indication of expansion in PayCheck business in the evaluation of the company as a going concern.

The long-term debt increased from $1,013,636 at June 30, 2000 to $2,598,141 at September 30, 2000. The increase of long-term debt has been necessary to effectuate the transition of business focus from Fast Title to Fast PayCheck. Pinnacle suffered a net loss before federal income taxes in 1999 of $2,090,706. The company needed the additional funding to provide liquidity to pay current obligations. It was successful in obtaining an additional loan of $1,013,636. This number was reflected by the increase in long term debt from year end 1999 to June 30, 2000. Long term debt was $417,287 at December 31, 1999; $547,287 at March 31, 2000 and $1,013,636 at June 30, 2000.

Management hopes to address the remaining shortfall through cash flow, and by arranging the conversion of existing debt into equity, to reduce the company's interest expense.

REVENUES. Operating revenues have decreased over the first nine months of operation in 2000. At December 31, 1999, operating revenues were $214,538, compared to $62,681 at March 31, 2000 and $69,683 for the six months at June 30, 2000, and $107,399 for the nine months ended September 30, 2000. Operating revenues are expected to remain low until the Fast Paycheck business expands and other sources of revenue are discovered.

OPERATING EXPENSES. Operating expenses remain fairly consistant, $1,423,079 for the nine months ended September 30, 2000. This compares to $1,413,078 for year end December 31, 1999 and $960,750 for the six months ended June 30, 2000. Such expenses include the costs of expansion and litigation expenses the company has borne. As a result, Management believes that the financial condition of the company will improve substantially by 2002.

The company has a $100,000 note payable with an investor that expired May 14, 1999. This note is the subject of the lawsuit with Tyler Jay & Company, L.L.C.

In addition, the company is also defending various lawsuit claims, which, if lost, would negatively impact the company. Even if the outcome is positive, the cost to the company in legal fees and employees' time is substantial.

NET LOSS. The company's net loss is $507,307 for the three months ended September 30, 2000 and $1,681,333 for the six months ended September 30, 2000. This compares to a net loss of $555,981 for the three months ended March 31, 2000 and $1,124,860 for the six months ended June 30, 2000.

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

The company also owns a demand loan receivable for $423,000. This loan is non-interest bearing. The company is performing consulting services to the borrower in exchange for the demand loan. It is anticipated that this loan receivable will be converted into equity during the calendar year 2000.

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

In August 1999, the Company secured a national contract with Comdata. This contract allows the distribution of the Fast PayCheck debit card at the point of sale locations. The Comdata contract expires in November, 2000.

In September 2000, the company contracted with Lynk Systems, Inc. to replace Comdata. Both Lynk Systems, Inc. and Comdata provide debit cards to the company. The debit cards are used to fund the company loans. Lynk System, Inc. provides the same services as Comdata, but it also provides additional services, as disclosed in more detail in the company's Form 10-SB/A filed on November 13, 2000.

PART  II.  OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS

Tyler  Jay  &  Company,  L.L.C.  and  First  American  Reliance, Inc.
--------------------------------------------------------------------------------

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


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In September 2000, the company exchanged $977,652 of debt accrued from the title loan business (in potential default) for shares in series of transactions in the third quarter. 16,738,000 shares were exchanged for $514,000 in debt by Mr. Mattingly and 15,451,381 were exchanged for $463,597 by Europroducts.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The company has a $100,000 note payable with an investor that expired May 14, 1999. This note is the subject of the lawsuit with Tyler Jay & Company, L.L.C. The company has a $538,276 note payable with investors that expired February 28, 2000. The company is in the process of renegotiating a new payoff date for this loan. The company was not able to make payment under the obligations of this note. The start-up expenses of Fast Paycheck exceeded the revenues of the company, as indicated by the Company's current financial statements. There is a $514,055 note payable with investors that expired on March 1, 2000. The company satisfied this loan obligation by converting the debt to equity in the second quarter of 2000.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

Exhibit Number         Exhibit Description
______________________________________________________________________________


3.1 Articles of Incorporation, Incorporated by reference from Form 10-SB/A, dated November 13, 2000
3.2     Bylaws,  Incorporated by reference from Form 10-SB/A, dated November 13,
        2000

10.1 Processing Agreement with Unistar Insurance and Financial Services, incorporated by reference from Form 10-SB/A, dated November 13, 2000.

10.2 Cash Lynk Master Client Agreement, incorporated by reference from Form 10-SB/A, dated November 13, 2000

No Form 8-K was filed, and none was required to be filed, inthe period ended September 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE  BUSINESS  MANAGEMENT,  INC.


Date:  November 20, 2000          By: /s/ Jeffrey G. Turino
                                      ------------------------------------------
                                      Jeffrey G. Turino, Chief Executive Officer


                                      /s/ Michael B. Hall
                                      ------------------------------------------
                                      Michael  B.  Hall,  President and Director