Form 10QSB/A
period 2000-09-30
PINNACLE BUSINESS MANAGEMENT INC
filed 2000-11-22
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Amendment Number 1
                                       to
                                   Form 10-QSB


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of September 30, 2000 the Registrant had outstanding 184,400,000 shares of common stock.


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


The long-term debt increased from $1,013,636 at June 30, 2000 to $2,598,141 at September 30, 2000. The increase of long-term debt has been necessary to effectuate the transition of business focus from Fast Title to Fast PayCheck. Pinnacle suffered a net loss before federal income taxes in 1999 of $2,495,452. The company needed the additional funding to provide liquidity to pay current obligations. It was successful in obtaining an additional loan of $1,013,636. This number was reflected by the increase in long term debt from year end 1999 to June 30, 2000. Long term debt was $417,287 at December 31, 1999; $547,287 at March 31, 2000 and $1,013,636 at June 30, 2000.


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

OPERATING EXPENSES. Operating expenses remain fairly consistant, $1,423,079 for the nine months ended September 30, 2000. This compares to $1,744,578 for year end December 31, 1999 and $990,750 for the six months ended June 30, 2000. Such expenses include the costs of expansion and litigation expenses the company has borne. As a result, Management believes that the financial condition of the company will improve substantially by 2002.

The company has a $100,000 note payable with an investor that expired May 14, 1999. In addition, the company has a $538,276 note payable with a lender that expired February 28,2000. This note is the subject of a lawsuit with First American Reliance, Inc.

There is also a $514,055 note payable with investors that expired on March 1, 2000. This debt has been converted into equity in the third quarter of 2000.

The company has approximately $417,287 in debt that will mature between December 31, 2000 and December 31, 2002.

At this time, it is unlikely that the company will have adequate capital available to repay the debts as they mature. If the loans are called, the company's financial condition will be further negatively impacted.


The company is defending various lawsuit claims, which, if lost, would negatively impact the company. Even if the outcome is positive, the cost to the company in legal fees and employees' time is substantial.


NET LOSS. The company's net loss is $580,564 for the three months ended September 30, 2000 and $1,174,000 for the six months ended September 30, 2000. This compares to a net loss of $555,981 for the three months ended March 31, 2000 and $1,124,860 for the six months ended June 30, 2000.


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

LIQUIDITY


Maintaining sufficient liquidity is a material challenge to Management at the present time. The company owns a note receivable dated December 29, 1997 for $25,000 with 18% per annum interest. The principal balance and accrued interest is due and payable on the earlier of 1) a private placement being completed in whole or part including but not limited to, any escrow disbursements of any funds to the maker, or 2) March 27, 2000. There are no payments received as of September 30, 2000. The company has made an allowance for doubtful receivable for the entire loan.


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


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES


     The company has a $100,000 note payable with an investor that expired May 14, 1999. This note is the subject of the lawsuit with Tyler Jay & Company, L.L.C. The company has a $538,276 note payable with a financial lender that expired February 28, 2000. The company is in the process of renegotiating a new payoff date for this loan. The company was not able to make payment under the obligations of this note. The start-up expenses of Fast Paycheck exceeded the revenues of the company, as indicated by the Company's current financial statements. There is a $514,055 note payable with investors that expired on March 1, 2000. The company satisfied this loan obligation by converting the debt to equity in the third quarter of 2000.


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

PINNACLE  BUSINESS  MANAGEMENT,  INC.


Date:  November 22, 2000          By: /s/ Jeffrey G. Turino
                                      ------------------------------------------
                                      Jeffrey G. Turino, Chief Executive Officer


                                      /s/ Michael B. Hall
                                      ------------------------------------------
                                      Michael  B.  Hall,  President and Director