Form 10KSB
period 2000-12-31
PINNACLE BUSINESS MANAGEMENT INC
filed 2001-04-17
CIK 1055037

Form  10-KSB

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549


Form  10-KSB


      [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  fiscal  year  ended  12-31-2000


      [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission  file  number  ________________________________



       PINNACLE  BUSINESS  MANAGEMENT,  INC.
      (Name  of  small  business  issuer  in  its  charter)


      NEVADA
      (State or other jurisdiction of incorporation or organization)

      91-1871963      (I.R.S. Employer Identification No.)



      2963  Gulf  to  Bay  Boulevard,  Suite  265
      Clearwater,  Florida  33759
      (727)  669-7781
      (Address  and  telephone  number  of  principal  executive  offices)


      Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

      500,000,000  shares  of  common  stock
       50,000,000  shares  of  preferred  stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State  issuer's  revenues  for  its  most  recent  fiscal  year.

$71,199

_______________________

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$8,840,880
__________________________________

The aggregate market value of the voting and non-voting common equity was calculated on the basis of the following assumptions: Total number of outstanding shares of common stock: 457,000,000; number of outstanding shares held by affiliates: 162,304,000; number of outstanding shares held by non-affiliates: 294,696,000. This number was multiplied by an estimated average price of $0.03.

The  number  of  shares  outstanding  of  each of the issuer's classes of common equity,  as  of  December  31,  2000:  457,000,000


Transitional  Small  Business  Disclosure  Format (Check one): Yes ____; No X___


PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.


BUSINESS  DEVELOPMENT

(1)     Form  and  year  of  organization
        ---------------------------------

Pinnacle Business Management, Inc., a Nevada corporation chartered on May 7, 1997, is a holding company with a subsidiary actively engaged in consumer lending. Pinnacle offers advance paycheck services and other retail financial services at competitive rates in convenient locations. Pinnacle is currently licensed in nine states, with applications for licensing pending in additional twenty states.

Originally, Pinnacle was a wholly owned subsidiary of 300365 BC, Ltd. d/b/a Peakers Resources Company (the "Predecessor"). The Predecessor was incorporated on November 13, 1985 in the Province of British Columbia, Canada. The Predecessor was organized to conduct mining operations, but remained inactive due to the severe economic depression in the 1980's and lack of working capital.

On May 7, 1997, the Predecessor incorporated Pinnacle Business Management, Inc. (the "Company"), as a wholly owned subsidiary in the State of Nevada.

On May 15, 1997, the shareholders of the Predecessor exchanged all the shares of the outstanding stock of the Predecessor for the stock of the Company on a share-for-share basis. The Predecessor became inactive and its business was wound up. The majority of the Company's shares are now owned by United States residents.

On October 27, 1997, the Company formed JTBH Corporation, a wholly owned subsidiary without assets, and acquired Fast Title Loans, Inc.("Fast Title"), a Florida corporation chartered in April 1996, on a share for share basis. The cost to the Company was $122,500. The shares of Fast Title were converted into common stock $.001 per share of the Company and Fast Title became the wholly owned subsidiary of the Company.

Fast Title became inactive in September 2000. Fast Title was a consumer lender company that operated short term cash loans, using the free and clear title of a borrower's automobile as a collateral. The loan allowed the consumer to retain possession and use of their motor vehicle. The title loan business, however, became unprofitable when the legislature in Florida lowered the interest rates on vehicle title loans. In September 2000, Pinnacle discontinued its Fast Title business and concentrates instead on developing Fast Paycheck and its growth potential.

On December 29, 1997, the Company incorporated Summit Property Group, Inc. in the State of Nevada, as a wholly owned subsidiary. Summit Property Group, Inc. is inactive.

On  February  9,  1998,  the  Company  incorporated  Fast PayCheck Advance, Inc.
in the State of Florida, also as a wholly owned subsidiary. Fast PayCheck provides short term paycheck advances to consumers.

On March 1, 2000, the Company filed its first Form 10SB, which the Company withdrew before it became effective.

On March 3, 2000, the Company acquired MAS Acquisition XIX, Inc., an Indiana inactive reporting shell company chartered on January 6, 1999. The Company acquired MAS with the intent to succeed to the reporting requirements of MAS under Rule 12(g)-3 of the Securities Act of 1933, as amended.

On March 6, 2000, the company filed a Form 8-K, under the CIK codes for MAS, to disclose the acquisition of MAS. An amended Form 8-K, which included audited financial statements of the Company, was filed on May 3, 2000.

On March 16, 2000, the Company filed a Form S-8 to register 1,525,000 shares to the consultants of MRC Legal Services Corporation for consulting services related to the negotiations and completion of a stock exchange between the Company and the majority shareholder of MAS.

On July 27, 2000, the Company filed a second Form 10SB under a CIK code assigned to the Company at that time. The Company filed all subsequent required period filings under this CIK code.

MAS continues to file its required periodic reports under the CIK code for MAS. MAS contines to be an inactive registrant with no tangible assets. At present, the Company has no plans to sell MAS.


(2)     Bankruptcy,  receivership  or  similar  proceedings
        ---------------------------------------------------

Not  applicable.


(3)     Material reclassification, merger, consolidation, or purchase or sale of
        ------------------------------------------------------------------------
        a significant amount of  assets  not  in the ordinary course of business
        ------------------------------------------------------------------------


In the fourth quarter 2000, the Company obtained a nonbinding letter of intent from Lo Castro & Associates Inc., and began due diligence evaluation of the company. Negotiations were subject to the conclusion of due diligence. Subsequent to the due diligence, the parties agreed to renegotiate the purchase price based on the due diligence evaluation. On December 27, 2000, the parties entered into a definitive Stock Purchase Agreement by and among Lo Castro and

Associates, Inc.,a Pennsylvania corporation, Vincent A. Lo Castro and Kim Lo Castro (the "Selling Shareholders"), and Jeff Turino and Michael B. Hall (the "Guarantors"). Pursuant to the agreement, Pinnacle will acquire 1,000 shares of common stock of Lo Castro, and Lo Castro will become a wholly owned subsidiary of Pinnacle, effective as of January 1, 2001. The Stock Purchase Agreement is incorporated by reference to the company's Form 8-K, filed on February 5, 2001.


The company, Lo Castro and Associates Inc., ("Lo Castro"), is located in Pittsburgh, Pennsylvania, an operates under assumed names All Pro Auto Mall, All Pro Daewoo, and All Pro Communications. Lo Castro manages a "Buy-Here-Pay-Here" automall and transacts business as a telecommunications vendor. Lo Castro is a licensed dealership for new Daewoo and Zimmer automobiles and sells used automobiles, targeting moderate working class buyers. The communications business offers commercial telephone systems as an agent for NEC America and wireless telephones as agent for AT&T Wireless in the Pittsburgh area. The letter of intent also includes the acquisition of a general partnership, Arnoni, Lo Castro & Associates, Inc., which owns the building premises in which the businesses described operate. The property is mortgaged.

Lo Castro and Associates Inc. was incorporated in Pennsylvania on July 23, 1997. The general partnership, Arnoni, Lo Castro & Associates, was formed in late 1997. The corporation engaged in the communications immediately upon incorporation; in January of 1998, it added automobile dealership business selling high end automobiles. Lo Castro changed marketing strategies and became a Daewoo dealer in November 1999.


BUSINESS  OF  THE  ISSUER

(1)     Principal  products  or  service  and  their  markets
        -----------------------------------------------------

Pinnacle is a consumer finance servicer. Pinnacle offers advance paycheck services and other retail financial services at competitive rates in convenient locations.

Pinnacle is a holding company of Fast Paycheck Advance Inc.,("Fast Paycheck") that is engaged in consumer lending and advance paycheck services. Pinnacle's consumer lending subsidiary, Fast Title Loans, Inc.,("Fast Title") became inactive in September 2000. In the past, Fast Title generated all of the Company's revenues. Fast Title loaned money, secured by motor vehicle title, to individuals with poor or non-existent credit. It provided fast access to short-term cash loans, primarily in the state of Florida. The title loan business, however, became unprofitable when the legislature in Florida lowered the interest rates on vehicle title loans. In September 2000, Pinnacle discontinued its Fast Title business and concentrates instead on developing Fast Paycheck and its growth potential.

Management has developed new lines of business, primarily through Fast Paycheck, and shifted its business operations dramatically in 1999. As a result of discontinuing the title loan business in Florida, however, the operating revenues have decreased and the company's financial condition was impaired.

The negative impact on operations results in a loss of income for the last two years. The total losses for the company were $2,646,922 in 1999 and $3,440,749 in 2000. The total revenue from the title loan business was $210,424 in 1999 and -0- in 2000. Revenues to date from the payday advance were $71,199 in year 2000 and $4,114 in 1999.

(2)     Distribution  methods  of  the  products  or  services
        ------------------------------------------------------

New operations encompass two areas: (1) the expansions of revenues through the traditional pay day lending and (2) revenue from processing payday loans for competitors.


The first component of operations consists of revenues generated through the pay day lending from the company's former Fast Title locations in Florida. In November 1999, the company entered into a contract with Comdata Network, Inc. d/b/a Comdata Corporation ("Comdata"), a Maryland corporation. Comdata has developed, offers and operates a funds distribution service, which may be used by companies and employers to distribute wages, salaries or expense reimbursement funds to employees or persons entitled to such funds, by means of Comcheck eCash Card (MasterCard), provided the companies are approved for Comdata's service.

The Comdata agreement, entered into on November 11, 1999, was for the term of one year. Under the agreement, Comdata provided Pinnacle with the ComCheck debit card that have access to the CIRRUS ATM Network and the MAESTRO POS Debit Network. The debit cards are issued by First American National Bank, who is CIRRUS and MAESTRO member. MAESTRO is a distribution division of the MasterCard system. Comdata also provided the company's employees with initial training in the funds distribution by the means of the debit card, as well as with promotional material.

The debit cards provided by Comdata are used to advance funds to the customers. Instead of disbursing cash and requiring cash to be on hand in locations throughout the country, Pinnacle company provides a debit card to its customers that is accepted at 1,000,000 plus locations. The debit card is placed on the MAESTRO system by Comdata.

Comdata contract expired on November 11, 2000. Before its expiration, Pinnacle entered into a contract with Lynk Systems, Inc. ("Lynk Systems"), by and through its CashLynk Master-Client Agreement signed on September 12, 2000. Both Lynk System and Comdata provide debit cards to the company. Lynk System contract is for the term of two years. Lynk System provides the same services as Comdata, but it also provides additional services that customers can utilize with the debit card, such as ATM services, Fund Transfer Services, Long Distance Telephone Services, and POS Services that allow the cardholder to purchase goods and services at any retail or other establishment that displays the network logo that also appears on the back of the card. POS are Point-of-Service locations. The debit card issued by Lynk Systems is supported by the Star, Plus, Mac, Pulse, Interlink and NYCE network. These networks act exactly like the MAESTRO and CIRRUS networks that support the Comdata debit cards. The major advantage of the Lynk System is the increased swipe fee revenue from Lynk Systems. A swipe fee is a fee generated each time the debit card is used in an ATM or at a POS location. Pinnacle has the option to pick up additional services for its clients, but has not implemented any such programs. Pinnacle has plans to implement additional services as they become available from the Lynk System in the next 12 months.

The second component of operational revenues consists of processing revenues generated from processing PayDay advance loans for the company's competitors.

On September 24, 1999, the company signed an agreement to offer Fast PayCheck services through Mail Boxes Etc. USA, Inc. stores ("MBE Agreement"). Mail Boxes Etc. USA, Inc.("MBE") has over 3000 locations in the United States. The management estimates that offering its debit card services in even a fraction of these stores could greatly expand the business of Fast PayCheck. MBE is a franchiser of retail outlets("MBE Centers") which provide a variety of postal, business and communication services to businesses and the general public.

Through this Agreement, Fast PayCheck may offer its services in any participating MBE Centers. The decision to open a Fast paycheck service in an existing MBE center is made by the Pinnacle's management. Under the agreement, Pinnacle may commence business in any state, in which Pinnacle is licensed to conduct business, within the three year period. Pinnacle has to negotiate with each franchisee separately, and the franchisee must agree to offer Fast
PayCheck  services  in  their  MBE  Center.

The MBE Agreement is exclusive for 18 months of the three-year term after commencement of business in each state. As a result, Pinnacle could commence business in a state in the 35th month of the contract and have an exclusive for an additional 18 months, of which 17 months are longer than the contract.

For example, if Pinnacle commenced business in a state on January 1, 2000, the exclusive provision for that state would run for 18 month from that day, or until July 1, 2001. If Pinnacle commences business in another state on September 1, 2002, the exclusive provision for this state would run for 18 months from this day, or until March 2004, or 17 months longer than the MBE contract, which is to expire on September 24, 2002.

The contract carries an option to renew upon terms agreed to by MBE, Pinnacle and Fast PayCheck. However, MBE, a subsidiary of Office Products of America, Inc., has recently been sold to United Parcel Service. The reorganization of MBE's corporate structure does not affect or modify the terms of MBE's agreement with Pinnacle. The future of the MBE Agreement, however, is uncertain at this time due to the fact that the new management of MBE may not include Pay Check services in their business model and may not renew the agreement before its expiration in September 2002.

The company's initial results indicated projected revenues from loans from Fast Paycheck Advance to yield approximately $9,000 per month per location of Mail Boxes Etc., with a total three year projected expansion of over 2500 locations. After significant test marketing and advertising, the estimated yield has been revised to approximately $4000 per participating location, with a full implementation starting in the first quarter of 2001. Currently the company has 125 MBE locations and 4 retail stores of former Fast Title. If the company is unsuccessful in expanding through the MBE retail centers, however, new operations may not generate the revenues necessary to continue its business. The company is actively seeking additional customers for its business.


(3)     Status  of  any  publicly  announced  new  products  or  service
        ----------------------------------------------------------------

Currently, Fast Paychek services are offered in four corporate locations (former Fast Title stores) in the state of Florida and throughout 125 MBE locations in the state of Florida. By the end of 2001, Management plans to expand into every MBE location in states with laws favorable to the provisions of Fast PayCheck services. Several states have usury laws, for example, that would prohibit Fast PayCheck practices. Management estimates that as many as 2800 MBE stores are located in favorable states.

The company has been licensed in Florida, Louisiana, Utah, Missouri, North Carolina, Kentucky, Indiana, Idaho, and California, and currently is working to open locations in Louisiana and Utah; the target date, previously announced as December 2000, has not been met and a revised target for the opening has not been set due to management's negotiations of the Lo Castro acquisition.

The time for processing each license application is approximately 6-8 months. Once the company is licensed and approved to conduct business in a state, it has to negotiate with each MBE franchisee in that state separately. It is not feasible to estimate how long each negotiation or such negotiations could take.

The company does not have reliable data to estimate the number of customers at each location. The average number of customers who participate at each location varies depending on the size of MBE and its geographic location. It is expected that MBEs located in larger cities may generate a greater number of customers than MBEs located in small towns and rural areas. However, it is difficult to estimate the number of customers at each location because the program is so new that reliable data is not yet available.

Each MBE franchise that services Fast Pay Check customers is covered under the Master Agreement between Pinnacle and MBE.

The third component of the operations is the proposed acquisition of All Pro operations. Net profit for the All Pro operations was $748,609 in 2000 and a loss of $796,824 in 1999.

(4)     Competitive  business conditions and the issuers competitive position in
        ------------------------------------------------------------------------
        the  industry  and  methods  of  competition
        --------------------------------------------

Several companies offer payday advance loans and check cashing services. These companies are considered lenders and must comply with consumer lending laws to a greater extent than Fast PayCheck, a money transmitter. The company's largest competitor is Ace Check Cashing ("Ace"). Ace has approximately 1,800 locations throughout the United States. However, Ace is a money lender whereas Fast PayCheck is as a money transmitter. Fast Paycheck can offer a customer the use of funds before the paycheck is actually deposited. The competitive effect of money lenders on the company's business is minimal.

The company's competitors, the money lenders and check cashers, have received a great deal of negative press because they often refinance the loaned amount into a loan with a longer term, and require additional fees for refinancing the original loan. Many customers borrow against their future earnings, have their loans refinanced, and eventually find themselves having to borrow against their paycheck every pay period.

In contrast, Fast PayCheck will not refinance or "roll forward" any amounts. Fast PayCheck will not credit the debit card unless all prior amounts have been paid through the electronic debit. Fast PayCheck offers deferred deposit services to individuals with poor or non-existent credit or who need short-term financing. Fast PayCheck provides fast access to short-term cash. Customers complete an application. If accepted, the customer writes a post-dated personal check to Fast PayCheck. Fast PayCheck then issues the customer a debit card. A per transaction fee exists for consumers using the debit card. Pinnacle holds the personal check until the customer's payday, and then electronically debits the individual's bank account. The transaction is considered an exchange of a payment instrument for a payment instrument. As a result, Fast PayCheck is not considered a paycheck lender, but a money transmitter.

As a money transmitter, Fast PayCheck's financial risk (the amount of uncollected debt) is much lower than that of a money lender. Fast PayCheck does not loan its own funds to the customer; it only advances funds that are due to the customer from a third party (i.e. the customer's employer).

The operations of money transmitters, defined as an exchange of a payment instrument for a payment instrument, are relatively safe or "good credit risks" transactions. Because these transactions are relatively safe or "good credit risks", money transmitters do not normally require credit checks. No credit checks are required because the amount of money advanced to the individual on the debit card, including the 10% customer fee and a $5 transaction fee, is fully covered by the customer's check which is automatically electronically debited against the customer's account when his employer transfers funds owed to the customer, such as wages or business reimbursements. These funds are then, in turn, made available for access and use by the customer by use of the debit card. Fast PayCheck's financial exposure is further limited by the fact that the maximum amount of the funds advanced does not exceed $500. The average loan is $200. The maximum term of a loan is two weeks.

A default could occur if the customer's employer fails to transfer funds, due to, for example, the employer's financial inability to meet payroll or because the customer's employment relationship was terminated. Such situations are relatively rare.

This is also the fundamental difference between traditional paycheck advance lenders and money transmitters, such as Fast PayCheck. As a result, the competitive effect of money lenders on the company's business is minimal.

In addition, Pinnacle has developed a software that is proprietary in nature, and to the company's knowledge, unique in the industry. The software allows Pinnacle to effectively process, track, and report transactions at a very low cost per transaction. The software capacity is unlimited, as it may be expanded by installation of additional servers. As the business grows, more operators will be added. Pinnacle's current physical processing capacity is estimated at 250 locations, of which 80 are in the opening process (this does not include MBE location), with minimal overhead increases from the existing call center. Pinnacles' competitors can utilize its software processing, approval, collection and distribution system.


There are no other payday lenders, to the company's knowledge, that have been approved to utilize a system that electronically process advances paycheck loans, deferred deposits, transfer of funds, and in addition provide an array of other services, as evidenced by the Cash Lynk System agreement. The array of services this system supports is also one reason why the company's competitors seek out Pinnacle to utilize its system. The integration of the ACH (Automated Clearing House) collection system into the company's software system is complex by programming standards. Pinnacle's market research, based on information obtained by Pinnacle's potential clients, indicates that a competitor needs sixty to seventy employees to process the same volume of transactions that Pinnacle can handle with a staff of eight. In addition to the projected revenues, the automation of routine tasks and collections represents substantial overhead savings to the company.

The software system was installed in December 1999, and underwent Alpha and Beta testing earlier this year. (The Alpha testing is the first testing phase, Beta testing is the second testing phase.) During the Beta testing, Pinnacle had the opportunity to process transactions for one of the company's competitors, Unistar Insurance and Financial Services, Inc., ("Unistar"). On September 15, 2000, Pinnacle and Unistar entered into a two-year processing agreement, with an option to renew under the same terms and conditions. (The agreement is incorporated by reference to the company's Form 10SB, Amendment 2,
Exhibit 10.6. ) Presently, Pinnacle is processing advance loans from 41 Unistar locations and 125 MBE locations in Florida. Unistar is using all of Pinnacles' currently available services.

Pinnacle, however, does not hold a patent on the software. Competitors may be able to mimic or copy the fundamental services, but integration of the collection and distribution system is unlikely in the near future. The software system is complex and sophisticated. Pinnacle invested two years to design and develop it, and spent another year testing the program. Until a competitor designs and develops the same or similar system, Pinnacle believes and expects to have a competitive advantage in the industry.

The management also believes that it has a competitive advantage in that the debit card system is extremely difficult to get approval on. Pinnacle had to demonstrate its ability to securely activate and distribute cards and at Mastercard's request, implement securities measures. The approval process took almost one year.

As a result of these factors - the difference between traditional paycheck advance lenders and money transmitters, the proprietary software and the difficulty in obtaining approval on the debit card system - the competitive effect of money lenders on the company's business is minimal.

(5)     Sources  and  availability  of  raw materials and the names of principal
        ------------------------------------------------------------------------
        suppliers
        ---------

Not  applicable.

(6)     Dependence  on  one  or  a  few  major  customers
        -------------------------------------------------

Pinnacle business plan includes expansion into MBE's locations under the company's MBE Agreement. The contract, due to expire in September 2002, carries an option to renew upon terms agreed to by MBE, Pinnacle and Fast PayCheck. Due to recent reorganization of MBE's corporate structure, however, the new management of MBE may not include the Pay Check services in their business model an may not renew the MBE agreement. In the event Pinnacle is unable to renew the MBE contract, it may not be able to meet the projected target of revenues generated by its debit card services in MBE locations, unless it secures a similar contract with another competitor or develops new lines of business.


(7)     Patents,  trademarks,  licenses,  franchises,  concessions,  royalty
        --------------------------------------------------------------------
        agreements or labor contracts
        -----------------------------

Pinnacle does not hold any patents, trademarks, franchises, royalty agreements or labor contracts.

Pinnacle, however, has developed a software that is proprietary in nature, and to the company's knowledge, unique in the industry. The software allows Pinnacle to effectively process, track, and report transactions at a very low cost per transaction. Pinnacle, however, does not hold a patent nor does it plan to seek patent registration.


(8)     Need  for  any  governmental approval of principal products or services.
        ------------------------------------------------------------------------
        Status  of  the  approval  within  the  government approval process
        -------------------------------------------------------------------

Fast PayCheck holds a license from the State of Florida Department of Banking and Finance pursuant to Chapter 560 of Florida Statutes. Chapter 560 specifically controls the business of Money Transmitters and provides, in part, that no person may engage in or in any manner advertise the business of cashing payment instruments without first registering with the Florida Department of Banking and Finance.

Fast PayCheck is not considered a lender because it does not loan its own funds to the customers; it only advances funds that are due to the customer from a third party, and it does so by exchanging a payment instrument for a payment instrument. An individual or entity who advances funds by an exchange of payment instruments is considered a money transmitter and, in Florida, is subject to registration under Chapter 560, known as The Money Transmitter's Code.

By contrast, entities that are considered "lenders" may be subject to Florida's Title XXXIII, Chapter 494-560, including provisions regarding Consumer Protection, Deceptive and Unfair Trade Practices, Florida Telemarketing Act, and Consumer Finance.

Pinnacle is licensed or holds a Certificate of Authority to conduct business in the following states: Listed under each state are MBE locations available for debit card processing.

Florida-  Licenses.  There  are  249  locations.

Louisiana-  Certificate  of  Authority.  There  are  17  locations.

Missouri-  Certificate  of  Authority.  There  are  64  locations.

North  Carolina-  Certificate  of  Authority.  There  are  100  locations.

Kentucky-  Certificate  of  Authority.  There  are  28  locations.

Utah-  Certificate  of  Authority.  There  are  20  locations.

Indiana-  Certificate  of  Authority.  There  are  54  locations.

Idaho-  Certificate  of  Authority.  There  are  21  locations.

California-  Certificate  of  Authority.  There  are  521  stores.

Pinnacle  has  pending  applications  for  licenses  in  the  following  states:

Tennessee-  Applications  pending.  There  are  51  locations.

Delaware-  Applications  pending.  There  are  10  locations.

Illinois-  Applications  pending.  There  are  122  locations.

South  Dakota-  Applications  pending.  There  are  3  locations.

New  Mexico-  Applications  pending.  There  are  27  locations.

Oregon-  Applications  pending.  There  are  46  locations.

New  Hampshire-  Applications  pending.  There  are  14  locations.

Washington-  Applications  pending.  There  are  13  locations.

Arkansas-  Applications  pending.  There  are  17  locations.

Nevada-  Applications  pending.  There  are  52  locations.

Oklahoma-  Applications  pending.  There  are  38  locations.

Minnesota-  Applications  pending.  There  are  55  locations.

Kansas-  Applications  pending.  There  are  24  locations.

Hawaii-  Applications  pending.  There  are  9  locations.

Montana-  Applications  pending.  There  are  20  locations.

Nebraska-  Applications  pending.  There  are  8  locations.

Iowa-  Applications  pending.  There  are  14  locations.

Wyoming-  Applications  pending.  There  are  12  locations.

Ohio-  Applications  pending.  There  are  121  locations.

Colorado-  Applications  pending.  There  are  89  locations.


(9)     Effect  of existing or probable governmental regulations on the business
        ------------------------------------------------------------------------

Pinnacle business plan contemplates nationwide expansion and has either obtained licenses or has applications pending in the states listed above. The remaining states have not yet adopted laws permitting a payment instrument for payment instrument transmissions (laws regulating money transmitters).

In addition, several states have usury laws that would prohibit Fast PayCheck practices. The management of the company has not engaged legal counsel to determine how many states currently have usury laws and the likelihood that other states will pass usury laws in the future. This determination is done at the time management considers expansion into a another state. To date, the management has determined that approximately 2800 MBE stores are located in states that have favorable regulatory laws for Fast PayCheck's services.

(10)    Estimate  the  amount spent during each of the last two fiscal years on
        -----------------------------------------------------------------------
        research  and  development  activities
        -------------------------------------

In July 2000, the company has spent approximately $100,000 on new proprietary software that electronically process advances paycheck loans and all information necessary for Pinnacle's bookkeeping system.


(11)     Cost  and  effect  of  compliance  with  environmental  laws
         ------------------------------------------------------------

Not  applicable.

(12)     Number  of  total  employees  and  number  of  full  time  employees
         --------------------------------------------------------------------

At the year end, the company had a total of 17 full-time employees. Pinnacle has four full time employees and Fast PayCheck currently employs 13 people. Currently, ten employees operate the call center. Management has staffed the call center for the current volume, and will add more employees as its growth dictates. More people will be added as additional business is added from the MBE Agreement and future sales of processing. At this time, it is not possible to estimate the amount of business the MBE Agreement will generate or the resulting number of employees needed by Fast PayCheck.

Bruce  Hall  and  Jeff  Turino  have  employment  agreements  with  the company.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

The company leases certain office space and store front facilities. It has made no investments in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM  3.  LEGAL  PROCEEDINGS.

First  American  Reliance,  Inc.,BK  Case  No.  98-23906
--------------------------------------------------------------------------------

The first proceeding is an adversary proceeding brought by the trustee in bankruptcy of First American Reliance, Inc.("the Debtor"), on June 29, 1999, in the United States Bankruptcy Court, Western District, New York, BK Case No. 98-23906, AP No. 99-2186, entitled Douglas J. Lustig, as Trustee v. Pinnacle Business Management, Inc., and Fast Title Loans, Inc. This case involves a claim made in bankruptcy by First American Reliance, Inc. ("FAR") against the company and Fast Title for $689,207 plus 9% interest thereon from April 3, 1997, for amounts allegedly loaned and advanced by FAR to the company and Fast Title which were not repaid. The company and Fast Title have asserted a defense and setoff alleging that monies of the company from stock subscriptions delivered to FAR and related entities were not turned over to the company but were wrongfully converted and, in some cases, used by FAR as loans to the company and Fast Title. It is further alleged that the claims of the company and Fast Title exceed the sum that FAR claims it is owed by the company and Fast Title. The parties in the case recently entered into a Stipulation of Settlement, in which the company and Fast Title agreed, jointly and severally, to pay the Trustee in bankruptcy of FAR the sum of $100,000 in the full settlement of the case. An initial payment of $25,000 was tendered at the time of delivery of the executed Stipulation to the Trustee. Three additional payments of $25,000 each are payable on or before March 1,2001, April 1, 2001 and May 1,2001. The Stipulation provides that in the event of failure to pay in full any of these payments within 10 days of its due date, the remaining blance of all payments along with the additional sum of $25,000 will be immediately due and payable at the option of the Trustee. Under the Stipulation, the maximum money judgment the company is subject to is $100,000, on March 23, 2001 the bankruptcy Judge approved the settlement.


In the second proceeding, Pinnacle and Fast Title Loans are defendants in a pending civil action instituted in 1999, in Erie County, New York, entitled Tyler Jay & Company, L.L.C. v. Fast Title Loans, Inc. and Pinnacle Business Management, Inc., Index No. I-1999/5697. This case involves a breach of contract claim made against the company and Fast Title by Tyler Jay and Company ("Tyler Jay") for their failure to pay certain compensation allegedly owing Tyler Jay for services that it purportedly performed. Tyler Jay claims that it is owed certain monies and stock options, which damages are allegedly in excess of $600,000. The company and Fast Title have asserted that Tyler Jay is not entitled to recovery since the agreed-upon services were not provided. Moreover, the company and Fast Title have filed a counterclaim seeking $34,000, the sum paid to Tyler Jay, on the basis that they were damaged by Tyler Jay's fraudulent representation and breach of fiduciary duty. The parties in the case are currently conducting discovery. Management intends to vigorously defend this claim.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, either through the solicitation of proxies or otherwise.

PART  II ITEM  5.  MARKET FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.

Pinnacle was traded on the Over the Counter Bulletin Board, symbol PCBM until the last quarter of 2000.

The high and low bid information for the stock during 1999 and the first two quarters of 2000 as quoted on the Over the Counter Bulletin Board as follows:

Quarter

High

Low

4Q  2000

3Q  2000

2Q  2000

 .2031

 .0781

1Q  2000

 .2467

 .1417

4Q  1999

 .275

 .09

3Q  1999

 .60

 .095

2Q  1999

 .51

 .029

1Q  1999

 .84375

 .0625

In December, 2000, the company was removed from listing on the OTC BB. As a result, the high and low sales prices for the last two quarters of 2000 are not confirmable by the company at this time.

The OTC BB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this filing there are 150 holders of common stock. Management believes that most of the stock is held by nominees on behalf of the beneficial owners, and as a result, there may be as many as 2,000 individuals who own Pinnacle stock. As of the date of this filing , there are no holders of preferred stock.

As of December 31, 2000 no dividend had been declared on Pinnacle stock during the past two years. The Board of Directors in 2001 has declared a stock dividend, dividending to the shareholders stock of Summit Property Group, Inc. a subsidiary of Pinnacle. No dividends are anticipated or likely in the near future, given the company's current financial situation.

On March 3, 2000, the company issued 1,525,000 shares of restricted common stock to MRC Legal Services Corporation ("MRC") as consideration for the purchase of 96.8% of the shares of MAS. The number of shares issued were as follows: 828,750 to M. Richard Cutler, 255,000 to Brian A. Lebrecht, 191,250 to James Stubler, and 150,000 to Samuel Eisenburg. The shares were contracted for issue by the company in a privately negotiated agreement and therefore were issued in an exemption from registration as a private placement under section 4(2) of the Securities Act of 1933. The shares were restricted upon resale.

These shares were the subject of the Form S-8 registration filed by the Company on March 16, 2000. During the first two quarters of 2000, the company issued 36,302,519 restricted shares of stock to G & A pursuant to a Stock Option Agreement, dated May 19,1999. Pinnacle signed the stock option agreement as part of a Consulting Services Agreement, also dated May 19, 1999, for services performed by G & A to Pinnacle.

The Stock Option Agreement granted G & A the right to purchase 36,302,519 shares at either $.25 per share or 30% of the average closing bid price of the last thirty trading days. G & A opted to purchase the aforementioned 36,302,519 shares at 30% of the closing bid price. G & A signed a promissory note to the company for the purchase price of the options. The form of the note was unacceptable to the company, however.

The company therefore issued to G & A a total of 40,372,578 shares of stock as consideration for its services to the company. The company delivered 5,050,000 shares, and issued the remaining shares pursuant to the exercise of options. The remaining shares were not delivered, however, pending receipt of acceptable form of payment. Of the total shares, associates of G & A registered 36,302,519 shares in the two Form S-8 filings by the company on April 14, 2000 and July 8, 2000.

On April 7, 2000, the parties signed an amendment to the Consulting Services Agreement and Stock Option Agreement, entitled Amendment to Agreement Between Gordon & Associates Strategic Investments, Inc. & Pinnacle Business Management, Inc. The amendment required Pinnacle to abate the premiums due on all shares acquired or to be acquired until all 40,372,578 shares are fully registered. The terms of the promissory note continued to be negotiated however.

After the filing of the Form S-8 on June 8, 2000, the parties agreed that they could not agree on a form of payment. As a result, the shares that had been issued, but not yet delivered, were not delivered. The note was cancelled. The Company discovered during the process of audit, that some of the shares may have been issued and delivered. The number of such shares, if any, cannot be verified at this time, while research is continuing. The financial statements include the Gordon stock as issued and delivered. Should the company determine that the Gordons received stock, the company may take legal action to pursue payment.

At the present time, the Board of Directors and the officers agree that reducing the number of shares outstanding without reducing the float would benefit the existing shareholders. The officers have agreed, therefore, to permit the company to redeem their shares at a low value for options that can be exercised only at a higher value. This will result in an immediate benefit to shareholders and contingent deferred benefit to the officers, should the company succeed in business. Nevertheless, the Board of Directors and the officers have not yet agreed on the terms of the redemption. The parties have only agreed in principle that the transaction will, in some form, at some time, occur.

At  year  end,  the  following  issues  of  stock  were  made  by  the  Company:

Owner                 Amount Received      Purpose of Issue or Consideration
                                           Received

Vincent and Kim LoCastro  83,300,000      Consideration paid by the company for
                                          acquisition of the LoCastro companies

Mattingly  Group          33,200,000      Stock issued in conversion of $524,880
                                          in  debt and interest

Other Investors          160,199,736      Stock  issued  in  conversion  of
                                          $3,435,887  in  debt and interest


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Management's discussion is based on an analysis of the financial statements for the three months ended December 31, 2000, and the year ended December 31, 2000. The figures are then compared to the same period for 1999. This discussion should be read in conjunction with the company's audited financial statements for 2000 and 1999, which are set forth below.

PAST  AND  FUTURE  FINANCIAL  CONDITION

Until 1999, Pinnacle's consumer lending subsidiary, Fast Title Loans, Inc., generated all of the company's revenues. Fast Title loaned money, secured by motor vehicle title, to individuals with poor or non-existent credit. The Title Loan business, however, became unprofitable when the legislature in Florida lowered the interest rates on vehicle title loans. In September 2000, Pinnacle discontinued its Fast Title business. As a result, the operating revenues have decreased and the company's financial condition was impaired.

In the year 2000, management has concentrated on developing new lines of business, primarily through Fast Paycheck. Management is optimistic that the company will recover and continues to develop the data processing and advance payday services. Management is also actively seeking new customers for its business and exploring additional opportunities to expand cash flow. Management is also seeking an alliance partner or banking institution that could offer long-term debt to carry the expense of the company until revenues are increased.

Management expects revenues to increase through the traditional payday lending and from processing payday loans for competitors. Currently, the company has a two-year term contract with Lynk Systems, due to expire in November 2002. The contract carries an option to renew. Lynk System's contract replaces the company's previous contract with Comdata, which expired in September 2000. Lynk System provides the same services as Comdata, but it also provides additional services. The major advantage of the Lynk System is the increased swipe fee, a fee generated each time a debit card is used at ATMs or POS locations.

The company also has a contract with Mailboxes Etc., U.S.A., Inc., ("MBE"), which allows Fast PayCheck to offer its debit card services through participating MBE retail outlets. MBE has over 3000 locations in the United

States. Through this agreement, Fast Paycheck may offer its services in any participating MBE centers. The management estimates that offering its debit card services even in a fraction of these stores could greatly expand the PayCheck business. At present, the company is licensed to conduct advance paycheck business in 9 (nine) states, and has pending applications for licenses in 20 (twenty) additional states. The MBE contract is to expire in September 2002; it carries an option to renew and an exclusivity provision which allows the company to have an exclusive agreement with an individual franchisee in a state until up to 17 months later than the duration of the MBE contract, as disclosed above.

The contract carries an option to renew upon terms agreed by MBE, Pinnacle and Fast PayCheck. However, MBE, a subsidiary of Office Products of America, Inc., has been sold to United Parcel Service. Although the reorganization of MBE's corporate structure does not affect the contract, it is uncertain at this time whether the new management of MBE will include Fast PayCheck in its business plan and renew the contract.

In addition, the company also has an agreement with Unistar, attached to the company's Form 10-SB/A as Exhibit 10.6. Unistar is a payday lender, a competitor. Under the Unistar agreement, Pinnacle processes, approves and activates loans and debit cards. Unistar is projected to start significant revenue once all Unistar stores are processing transactions through Pinnacle's call center.


In order to process Fast Paycheck's deferred deposit operations and competitor's payday loan's effectively, the company has developed and installed proprietary software, as described in detail above, and hired additional personnel for Fast paycheck's call center. The software allows Pinnacle to effectively process, track, and report transactions at a very low cost per transaction. The software capacity is unlimited, as it can be expanded by additional servers. Presently, Pinnacle can process up to 250 locations, with minimal overhead increases from the existing call center. This represents a potential revenue of $2,500,000, based on estimates of $10,000 in annual revenues per location.


Pinnacle expended $100,000 for the development and installation of the software, which was capitalized in the third quarter 2000.


RESULTS  OF  OPERATIONS

TOTAL ASSETS. Total assets at December 31, 1999 were $ 1,311,024 compared to December 31, 2000 total assets of $ 2,021,593.

TOTAL LIABILITIES. Total liabilities include accounts payable, the current portion of the long term debt, and notes payable officers. Accounts payable decreased from $ 318,764 at December 31, 1999 to $ 221,955 at December 31, 2000.

The long-term debt decreased from $ 1,280,287 at December 1999, to $ -0- at December 31, 2000. Pinnacle suffered a net loss before federal income taxes in 1999 of $2,646,922.

Management has converted substantially all of the existing debt into equity in the year 2000.

REVENUES. At December 31, 1999, operating revenues were $214,538, and $71,199 for the year ended December 31, 2000. Operating revenues are expected to remain low until the Fast Paycheck business expands and other sources of revenue are discovered.

OPERATING EXPENSES. Operating expenses remain fairly constant. They were $1,895,548 for year end December 31, 1999 and $ 1,760,429 for the year ended December 31, 2000. Such expenses include the costs of expansion and litigation expenses the company has borne. As a result, Management believes that the financial condition of the company will improve substantially by 2002.

The company has a $100,000 note payable with an investor that expired May 14,1999. In addition, the company had a $538,276 note payable with a lender that expired February 28,2000. This note was the subject of a lawsuit with First American Reliance, Inc. This note was settled for $100,000.

There was also a $524,880 note payable with investors that expired on March 1, 2000. This debt has been converted into equity.

At this time, it is unlikely that the company will have adequate capital available to operate without additional borrowings.

The company is defending a lawsuit, which, if lost, would negatively impact the company. Even if the outcome is positive, the cost to the company in legal fees and employees' time is substantial.


The company discontinued to write loans at the end of December 31, 1999 because they knew the legislative climate was unfavorable. Many customers defaulted on their loans. The company wrote letters to customers and demanded payment. The company was unsuccessful in receiving $230,807 of prior years receivables because of the bad loans that were made.

NET LOSS. The company's net loss was $ 2,646,922 for the year ended 1999, and $ 3,440,749 for the year ended 2000.


CAPITAL EXPENDITURES. The company is engaged in consumer finance and electronic processing of payday loans and debit card services. As a result, capital expenditures are not substantial and management does not foresee a substantial difference from quarter to quarter. The facilities are leased. Property and equipment net costs constantly approximate $150,000 per quarter. Substantially all of the value of the company is not in physical assets but in the ongoing operations of the company. Should the company be liquidated, there are few assets to distribute to creditors or shareholders.

Non-cancelable lease commitments run until 2003. The total amount due under the lease terms for 2000 is $41,428. The company is operating various locations on a month to month basis.


LIQUIDITY: Maintaining sufficient liquidity is a material challenge to Management at the present time. The company owns a note receivable dated December 29, 1997 for $25,000 with 18% per annum interest. The principal balance and accrued interest is due and payable on the earlier of 1) a private placement being completed in whole or part including but not limited to, any escrow disbursements of any funds to the maker, or 2) March 27, 2000. There are no payments received as of December 31, 2000. The company has made an allowance for doubtful receivable for the entire loan.

The  company  converted  a  loan  receivable  for  $423,000  to  stock  in 2000.

The company's contract with Comdata expired in November, 2000; however, the company continues to renew it on month-to-month basis. At the year end, the company was processing competitors' payday loans under both the Comdata contract and the Lynk System agreement.

In September 2000, the company contracted with Lynk Systems, Inc. to replace Comdata. Both Lynk Systems, Inc. and Comdata provide debit cards to the company. The debit cards are used to fund the company loans. Lynk System, Inc. provides the same services as Comdata, but it also provides additional services, as disclosed above.

The company presently processes fewer transactions than it is capable of processing. As a result, it can offer its processing capabilities to competitors and generate additional fee income. Pinnacle offers to competitors only its excess processing capabilities. The software, however, has unlimited capacity, as its processing capacity can be expanded by additional servers.

Pinnacle is in the process of attempting to secure institutional credit lines to provide long term growth capital and a banking relationship to cover short-term cash needs. With the current availability of credit and the expected increase in revenues from processing "payment instruments for payment instruments transactions", the company expects to have sufficient liquidity over the short and long term. Should the company not be able to secure a banking relationship, it will not be able to meet its short term cash needs. This may affect its ability to continue as a going concern.


In the fourth quarter 2000, the company has signed a non-binding letter of intent to purchase Lo Castro & Associates Inc., ("Lo Castro"). The letter was subject to due diligence evaluation of the company. Any further negotiations were subject to the conclusion of a due diligence. When Pinnacle began the due diligence review of the company, however, they discovered material discrepancies between preliminary estimation of the value of the assets of Lo Castro, and estimation for due diligence purposes. The parties agreed to renegotiate the purchase price based on the due diligence evaluation.


On December 27, 2000, the company entered into a definitive Stock Purchase Agreement by and among Lo Castro and Associates, Inc., a Pennsylvania corporation, ("Lo Castro"), Vincent A. Lo Castro and Kim Lo Castro (the "Selling Shareholders"), and Jeff Turino and Michael B. Hall (the "Guarantors"). As a result of the Stock Purchase Agreement, Pinnacle will acquire 1,000 shares of common stock of Lo Castro, with Lo Castro becoming a wholly owned subsidiary of Pinnacle, effective as of January 1, 2001. The Stock Purchase Agreement is incorporated by reference to the company's Form 8-K, filed on February 5, 2001.

The Stock Purchase Agreement was adopted by the unanimous consent of the Board of Directors of Lo Castro & Associates on December 27, 2000, and by the unanimous consent of the Board of Directors of Pinnacle on December 27, 2000. No approval of the shareholders of Pinnacle or Lo Castro is required under applicable state corporate law.

Prior to the board resolution adopting the Stock Purchase Agreement, on December 12, 2000, the Board of Directors of Pinnacle adopted by unanimous consent an amendment to the articles of incorporation, whereby increasing the number of shares authorized to be issued to 500,000,000. By omission or administrative error, the Certificate of Amendment was not filed with the Secretary of State of the State of Nevada until February 12, 2001. The Certificate of Amendment is attached as Exhibit 3.1.6.

On December 28, 2000, the company issued additional 83,300,000 shares of common stock in order to acquire Lo Castro. The Lo Castro acquisition was structured as stock for stock exchange. These shares were kept in an escrow for the benefit of Kim Lo Castro and Vincent Lo Castro until the closing, scheduled for January 2001. These shares are included in the table below listing security ownership of beneficial owners.

LoCastro has entered into the transaction so he can provide the All Pro auto group with a public vehicle to secure warehouse credit lines in order to expand the automobile buy here pay here model throughout the Northeast U.SThe model based on controlled profitable expansion through low cost satellite growth centers provides high growth potential at a reasonable cost. The model bases growth on consumer demand for affordable vehicles at attractive financing rates for individuals in all credit stratas.


ITEM  7.  FINANCIAL  STATEMENTS.


                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                         PAGE(S)
                                                         -------

CONSOLIDATED FINANCIAL STATEMENTS:


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      1

     BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999       2-3

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 2000 AND 1999                              4

     STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIT)
     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999          5

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED          6-7
     DECEMBER 31, 2000 AND 1999

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           8-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Pinnacle  Business  Management,  Inc.
Clearwater,  Florida

We have audited the accompanying consolidated balance sheets of Pinnacle Business Management, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2000 and 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 10 and 12 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and certain litigation pending that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 10 and 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Business Management, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


/s/ BAGELL,  JOSEPHS  &  COMPANY,  L.L.C.
BAGELL,  JOSEPHS  &  COMPANY,  L.L.C.
Certified  Public  Accountants

Gibbsboro,  New  Jersey
April  10,  2001

               PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------

                                          DECEMBER 31,
                                       2000         1999
                                    -----------  -----------

CURRENT ASSETS
--------------
  Cash and cash equivalents         $    1,988   $    9,726
  Customer loans receivable, net        15,620      274,974
  Loans Receivable - other                   -      422,000
  Prepaid expenses                      30,000       45,000
  Deposit                            1,249,500            -
                                    -----------  -----------
    TOTAL CURRENT ASSETS             1,297,108      751,700
    --------------------            -----------  -----------


PROPERTY AND EQUIPMENT                 261,540      156,831
---------------------
  Less accumulated depreciation       (102,993)     (69,654)
                                    -----------  -----------
    NET PROPERTY AND EQUIPMENT         158,547       87,177
    --------------------------      -----------  -----------

OTHER ASSETS
------------
  Security deposits                      7,938       12,395
  Unamortized goodwill                       -      238,498
  Loan costs, less amortization              -      221,254
  Investments (at cost)                558,000            -
                                    -----------  -----------
    TOTAL OTHER ASSETS                 565,938      472,147
    ------------------              -----------  -----------



TOTAL ASSETS                        $2,021,593   $1,311,024
------------                        ===========  ===========

          See accompanying notes to consolidated financial statements.

                 PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------


                                                                 DECEMBER 31,
                                                              2000          1999
                                                          ------------  ------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued expenses                   $   221,955   $   318,764
  Current portion of long-term debt                           200,000     1,401,753
                                                          ------------  ------------

    TOTAL CURRENT LIABILITIES                                 421,955     1,720,517
    -------------------------                             ------------  ------------


LONG-TERM LINE OF CREDIT                                            -       863,000
NOTES PAYABLE - OFFICERS                                      299,920       267,061
LONG-TERM DEBT, LESS CURRENT PORTION                                -       417,287
                                                          ------------  ------------

    TOTAL LONG-TERM LIABILITIES                               299,920     1,547,348
    ---------------------------                           ------------  ------------

TOTAL LIABILITIES                                             721,875     3,267,865
-----------------                                         ------------  ------------


STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
  Preferred stock, par value of $.001; authorized         $       -0-   $     - 0 -
  50,000,000 and 50,000,000 shares in 2000 and 1999;
  issued and outstanding none.

  Common stock, par value of $.001; authorized                457,000        86,952
  500,000,000 and 100,000,000 shares in 2000 and 1999;
  issued and outstanding 457,000,000 and 86,952,686
  shares in 2000 and 1999.

  Additional paid-in capital                                8,453,895     2,126,635

  Deficit                                                  (7,611,177)   (4,170,428)
                                                          ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    1,299,718    (1,956,841)
    ------------------------------------                  ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 2,021,593   $ 1,311,024
----------------------------------------------------      ============  ============

          See accompanying notes to consolidated financial statements.

              PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                    DECEMBER 31,
                                                 2000           1999
                                             -------------  ------------

OPERATING REVENUE
-----------------
  Revenue                                    $     71,199   $   214,538
                                             -------------  ------------


OPERATING EXPENSES
------------------
  Salaries, employee leasing and related          605,579       661,597
  Advertising                                     109,892        51,157
  Commissions and consulting compensation         168,371       478,448
  Insurance                                        66,590        50,869
  Office and general                               56,171        61,322
  Professional fees                               375,890       166,190
  Repairs and maintenance                          11,249        10,042
  Rent and equipment rental                       133,096       138,259
  Automobile                                       18,624        34,707
  Telephone and utilities                         103,708       109,157
  Travel                                           57,765        73,468
  Other operating                                  53,494        60,332
                                             -------------  ------------
    TOTAL OPERATING EXPENSES                    1,760,429     1,895,548
    ------------------------                 -------------  ------------
OPERATING (LOSS)                               (1,689,230)   (1,681,010)
----------------                             -------------  ------------

OTHER INCOME (EXPENSES)
-----------------------
  Lawsuit settlement                              438,276             -
  Interest expense                               (251,107)     (516,447)
  Depreciation and Amortization expense          (493,091)     (101,768)
  Bad debt - trade                               (230,807)     (347,697)
  Bad debt - options receivable                (1,214,790)        - 0 -
                                             -------------  ------------
    TOTAL OTHER INCOME (EXPENSES)              (1,751,519)     (965,912)
    -----------------------------            -------------  ------------
NET LOSS
BEFORE FEDERAL INCOME TAX BENEFIT              (3,440,749)   (2,646,922)
---------------------------------

PROVISION FOR INCOME TAX BENEFIT                    - 0 -         - 0 -
                                             -------------  ------------

NET LOSS  APPLICABLE TO COMMON SHARES        $ (3,440,749)  $(2,646,922)
                                             =============  ============

NET LOSS PER BASIC AND DILUTED SHARES        $      (0.02)  $     (0.06)
-------------------------------------        =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                 229,616,401    50,964,740
-------------                                =============  ============

          See accompanying notes to consolidated financial statements.

                         PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                            COMMON STOCK      ADDITIONAL
                                          $.001 PAR VALUE       PAID-IN                     TOTAL
                                          ---------------       CAPITAL                 STOCKHOLDERS'
                                         SHARES      AMOUNT     AMOUNT       DEFICIT       DEFICIT
                                       -----------  --------  -----------  ------------  ------------
Balance, December 31, 1998              16,494,202  $ 16,494  $  573,615   $(1,523,506)  $  (933,397)

Issuance of Common Stock
  Convertible notes - net                2,054,480     2,054     257,946             -       260,000

Issuance of Common Stock-
  Consulting compensation                5,050,000     5,050     297,950             -       303,000

Issuance of Common Stock-
  Officers compensation                 15,097,000    15,097     135,873             -       150,970

Issuance of Common Stock
  Loan costs                            29,500,000    29,500     265,500             -       295,000

Issuance of Common Stock
  Private placement                     18,757,004    18,757     595,751             -       614,508

    Net Loss                                     -         -           -    (2,646,922)   (2,646,922)
                                       -----------  --------  -----------  ------------  ------------
Balance, December 31, 1999              86,952,686  $ 86,952  $2,126,635   $(4,170,428)  $(1,956,841)

Issuance of Common Stock-
  Officers' settlement at book value    55,000,000    55,000     (55,000)            -             -

Issuance of Common Stock-
  Purchase of MAS Acquisitions XIX
  Corp.                                  1,500,000     1,500     133,500             -       135,000

Issuance of Common Stock-
  Legal services                         1,525,000     1,525     135,725             -       137,250

Issuance of Common Stock-
  Options                               35,322,578    35,323   1,179,467             -     1,214,790

Issuance of Common Stock-
  Debt and interest conversion         193,399,736   193,400   3,767,368             -     3,960,768

Issuance of Common Stock
  Deposit on business                   83,300,000    83,300   1,166,200             -     1,249,500

    Net Loss                                     -         -           -    (3,440,749)   (3,440,749)
                                       -----------  --------  -----------  ------------  ------------
Balance, December 31, 2000             457,000,000  $457,000  $8,453,895   $(7,611,177)  $ 1,299,718
                                       ===========  ========  ===========  ============  ============

          See accompanying notes to consolidated financial statements.

                    PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                       2000             1999
                                                                 -----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $     (3,440,749)  $(2,646,922)
                                                                 -----------------  ------------

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
    Depreciation and amortization                                         493,091       101,768
    Provision for doubtful accounts                                       230,807       367,076
    Non cash transactions associated with common stock issuance           334,678       453,970
    Lawsuit settlement                                                   (438,276)            -
    Reclassification of intercompany payable                                4,001             -
    Bad debt - non payment of options                                   1,214,790             -

  CHANGES IN ASSETS AND LIABILITIES:
    Decrease in customer loans receivables                                 28,547       101,827
    (Increase) decrease in loans other and prepaids                        15,000      (467,000)
    (Increase) decrease in deposits                                         4,457          (399)
    Increase in accounts payable and accrued expense                       16,269       238,981
                                                                 -----------------  ------------
      TOTAL ADJUSTMENTS                                                 1,903,364       796,223
      -----------------                                          -----------------  ------------
      NET CASH (USED IN) OPERATING ACTIVITIES                          (1,537,385)   (1,850,699)
      ---------------------------------------                    -----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Capital expenditures                                                   (104,709)      (11,992)
  Investments                                                              (1,000)            -
                                                                 -----------------  ------------
    NET CASH (USED IN) INVESTING ACTIVITIES                              (105,709)      (11,992)
    ---------------------------------------                      -----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of long-term debt                              1,602,497     1,280,287
  Proceeds from issuance of common stock and paid in capital                    -       874,508
  Principal payments on long-term debt                                          -      (542,523)
  Increase in officers' loans - net                                        32,859       257,161
                                                                 -----------------  ------------
    NET CASH PROVIDED BY  FINANCING ACTIVITIES                          1,635,356     1,869,433
    ------------------------------------------                   -----------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              (7,738)        6,742
-------------

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                               9,726         2,984
---------------------------------------------                    -----------------  ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                          $          1,988   $     9,726
---------------------------------------                          =================  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 CASH PAID DURING THE YEAR FOR:
    Interest Expense                                             $            -0-   $   432,369
                                                                 =================  ============

          See accompanying notes to consolidated financial statements.

              PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                             2000       1999
                                                          ----------  --------

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES
    Issuance of common stock - loan costs                 $        -  $295,000
    Issuance of common stock - investments                   135,000         -
    Issuance of common stock - deposit                     1,249,500         -
    Conversion of receivable to investment                   423,000         -
    Issuance of common stock for debt conversions          3,646,262         -
    Issuance of common stock for accrued interest
    on debt conversion                                       314,506*        -
    Issuance of common stock for consulting and
    commission expenses                                      137,250   303,000
    Issuance of common stock - principals' consideration           -   150,970
    Issuance of common stock for options payment           1,214,790         -

*Includes  $197,428  of  year  2000  interest  expense.

          See accompanying notes to consolidated financial statements.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999




NOTE  1-  ORGANIZATION  AND  BASIS  OF  PRESENTATION
          ------------------------------------------

          Pinnacle Business Management, Inc. is an integrated consumer finance and E- commerce technology developer. The Company operates Fast Paycheck Advance of Florida, Inc., a wholly owned subsidiary, that provides short-term paycheck advances to consumers. The Company, due to the unfavorable Legislative climate, discontinued operating its wholly owned subsidiary Fast Title Loans, Inc. (FTL) in the year 2000. Fast Title Loans, Inc. operated title loan offices in central Florida. The title loan is an immediate short-term cash loan, using free and clear title of a person's car or truck as collateral.

          The Company in 1998 incorporated Summit Property Group as a wholly owned subsidiary. This company has remained inactive since inception. In the first quarter of 2001, this company was spun off from Pinnacle Business Management, Inc.

          The accompanying financial statements reflect the consolidated operations of the above.

NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          PRINCIPLES  OF  CONSOLIDATION:
          ------------------------------

          The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          USE  OF  ESTIMATES:
          -------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          -----------------------------------------------------------

          PROPERTY  AND  EQUIPMENT:
          -------------------------

          Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                                       YEARS
                                                       -----

          Improvements                                 10-40
          Furniture  and  Equipment                      5-7

          Leasehold Improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

          REVENUE  RECOGNITION:
          ---------------------

          Substantially most of the revenues are derived from interest charged on consumer financing, title loans and advance paychecks. In 2000 and 1999 the amount of revenues derived from consumer interest on title loans was $-0- and $210,424 respectively. The amount of revenues derived from advance paychecks was $ 71,199 and $4,114 respectively.

          INCOME  TAXES:
          --------------

          The income tax benefit is computed on the pretax loss based on the current tax law. There were no benefits in 2000 or 1999. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

          NATURE  OF  BUSINESS  AND  CREDIT  RISK:
          ----------------------------------------
          The Company operates in mainly one business segment and primarily earns interest income on consumer title loans and advanced paychecks. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily customer loans receivable.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          -----------------------------------------------------------

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
          ----------------------------------------
          The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, customer loan receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

          EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK:
          ------------------------------------------------
          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.

          STATEMENTS  OF  CASH  FLOWS:
          ----------------------------
          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

          ADVERTISING  AND  PROMOTIONAL  COSTS
          ------------------------------------
          Costs of advertising and promotional costs are expensed as incurred. Advertising costs were $109,892 and $51,157 in 2000 and 1999, respectively.

          GOODWILL
          --------
          Goodwill is amortized over 40 years. Amortization charged to expense was $238,177 and $6,446 in 2000 and 1999 respectively. The Company incurred the impairment of goodwill associated with the title loan business and wrote off the entire amount in 2000.

          LOAN  COSTS
          -----------
          Loan costs are being amortized over 36 months. Amortization expense charged to operations was $221,254 and $73,745 in 2000 and 1999 respectively. The loan costs were written off since the line of credit expired.

          DEPOSIT
          -------
          The Company issued 83,300,000 shares of its common stock in December, 2000 to utilize as a good faith deposit in acquiring a new business. That Business was acquired subsequently (Note 13). The value of the stock issued and agreed upon by the parties at that time approximated market value of $1,249,500.

          RECLASSIFICATION
          ----------------
          Certain amounts in 1999 were reclassified to conform to the 2000 presentation.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE  3-  CUSTOMER  LOANS  RECEIVABLE  -  NET
          -----------------------------------

          Customer  loans  receivable,  net  consists  of  the  following:

                                                       December  31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
          Customer loans receivable               $  27,620   $ 702,881
          Less: Allowance for doubtful accounts     (12,000)   (427,907)
                                                  ----------  ----------
          Customer loans receivable - Net         $  15,620   $ 274,974
                                                  ==========  ==========

NOTE  4-  LOANS  RECEIVABLE  -  OTHER
          ---------------------------

          Demand loan receivable to Matrix Technology, Inc. for $422,000 in 1999. Matrix Technology, Inc. is a holding company for companies that provide advertising and computer consulting services. The loan was converted  to  stock  in  the  year  2000.  (See  Note  6)

NOTE  5-  PROPERTY  AND  EQUIPMENT,  NET
          ------------------------------

          Property  and  equipment,  net  consists  of  the  following:

                                              December  31,
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
          Furniture  and  Equipment       $ 226,623   $ 121,914
          Improvements                       34,917      34,917
                                          ----------  ----------
                                            261,540     156,831
          Less: Accumulated depreciation   (102,993)    (69,654)
                                          ----------  ----------

          Property and Equipment, Net     $ 158,547   $  87,177
                                          ==========  ==========

NOTE  6-  INVESTMENTS
          -----------

          The Company is carrying on its books at cost, two investments acquired in the year 2000.

                                                       Shares
                                              Amount    Owned
                                             --------  -------
          Matrix  Technology  Group,  Inc.   $423,000  423,000
          MAS  Acquisitions XIX Corp.         135,000    1,000
                                             --------
                                             $558,000
                                             ========

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 6 -  INVESTMENTS  (CONTINUED)
          ------------------------

          Matrix Technology Group, Inc. is in the process of becoming a fully reporting public entity. The Company currently trades on the pink sheets under MXTG. Pinnacle Business Management, Inc. estimates that the value of Matrix Technology Group, Inc. to be greater than the cost of $423,000. The percentage owned is less than 10%, thus the investment is recorded at cost.

          MAS Acquisitions XIX Corp. is a 100% wholly owned subsidiary of Pinnacle Business Management, Inc. The Company at the present time is inactive. Management approximates cost and fair value to be the same.

NOTE 7 -  LINE  OF  CREDIT
          ----------------

          In March, 1999, the Company obtained a line of credit with a capital company to receive up to $1,500,000 of advances. Interest is payable at 17% per annum. Principal and interest on advances are due March 1, 2001. At December 31, 1999, the Company had $863,000 outstanding on the line. In July, 2000 the line was terminated and the debt was converted to stock.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE  8-  LONG-TERM  DEBT
          ---------------

          Long-term debt consists of the following:
                                                             December 31,
                                                           2000         1999
                                                        ----------  ------------
          Note payable lending institution with
          monthly interest payable at 14% per annum
          expiring February 28, 2000 (see Note 10).     $ 100,000   $   538,276

          Note payable investor with monthly interest
          payable at 4.5% per month.  This note
          expires May 14, 1999.  This note is
          reflected in the balance sheet as a current
          liability.                                      100,000       100,000

          Note payable investor with monthly interest
          payable at rates varying between 16-36%
          per annum, expiring March 1, 2000. *                  -       524,880

          Renegotiated note payable investors with
          monthly interest payable at rates varying
          between 1.5%-6% per month.  This loan
          expires in December, 2000. *                          -       238,597

          Note payable investor with interest only
          payable at 12% per annum.  This note has
          a balloon and expires December 31,2002. *             -       417,287
                                                        ----------  ------------
                                                        $ 200,000   $ 1,819,040
          Less: Current Portion                          (200,000)   (1,401,753)
                                                        ----------  ------------

          Net Long-Term Debt                            $     -0-   $   417,287
                                                        ==========  ============

          *Debt  converted  to  common  stock.

          The Company in 2000 converted long-term debt to common stock at various negotiated prices with certain investors.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE  9-  STOCKHOLDERS'  EQUITY  (DEFICIT)
          --------------------------------

          The authorized preferred stock of the Company in 2000 and 1999 consisted of 50,000,000 and 50,000,000 shares, respectively, with a par value of $.001 with rights and privileges to be set by the board of directors. As of December 31, 2000 and 1999, there were no shares issued or outstanding.

          On December 12, 2000 the Board of Directors of Pinnacle Business Management, Inc. adopted to amend the Articles of Incorporation to authorize the corporation to issue five hundred million shares of common stock. This was filed with the Secretary of the State of Nevada February 12, 2001.

          In  2000  and  1999 the Company authorized 500,000,000 and 100,000,000 shares of common stock with a par value of $.001. As of December 31, 2000 and 1999, there were 457,000,000 shares authorized and 86,952,686 shares issued and outstanding.

          Additionally, there are five year warrants outstanding for investment banking services rendered to purchase 5,580,000 shares of common stock at $.125 per share. The warrants become due August 18, 2004.

NOTE 10-  COMMITMENTS  AND  CONTINGENCIES
          -------------------------------

          (A)  LEASES:
               -------

          The Company operates its facilities under certain operating leases. Future minimum lease commitments under non-cancelable operating leases are as follows:

                    2001     $34,212
                    2002       5,412
                    2003       1,804
                             -------
                             $41,428
                             =======

          Rent and related expenses under operating leases amounted to $133,096 and $138,259 for the years ended December 31, 2000 and 1999 respectively. The Company is operating various locations on a month to month basis.

          (B)  LITIGATION:
               -----------

          The Company in 2000 favorably settled a lawsuit claim made in bankruptcy by First American Reliance , Inc. (FAR) for $100,000 to be paid in 2001. The company realized income of $438,276 as it had previously reserved $538,276.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 10-  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
          --------------------------------------------

          Secondly, Tyler Jay & Company, L.L.C. commenced an action against the Company asserting a claim for fees and commissions arising from loans made by FAR described in the previous paragraph. This also includes sums lost by Tyler Jay allegedly because Tyler Jay was not permitted to complete the private placement noted above. The sums demanded exceed $500,000 in the aggregate. Management is vigorously contesting the claim. The Company has asserted claims and defenses that are still in the process of being evaluated by the attorneys. It is not possible to determine whether there will be a loss; or, if there is a loss, the extent of the loss.

NOTE 11-  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          The executive officers of the Company pledged as collateral personal shares of Pinnacle stock to secure personal loans and loaned $696,000 to the Company in 1999. The Company, in 1999, repaid the officers $439,157.

          The executive officers of the company loaned the company $100,000 to purchase proprietary software in July, 2000. Repayments to the officers during the year 2000 totalled $67,141.

          The officers owned 79,004,000 and 24,102,000 common stock shares in 2000 and 1999, respectively.

NOTE 12-  GOING  CONCERN
          --------------

          As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended December 31, 2000 and 1999. Additionally, the Company has a $100,000 note payable with an investor that expired May 14, 1999. Moreover, the Company has not been able to secure long-term financing to fund the operations of the Fast Payday Advance business. There is no guarantee whether the company will be able to generate enough revenue and/or raise capital to support those operations. These factors raise substantial doubt about the company's ability to continue as a going concern.

          Management is currently seeking long-term financing from a lending institution. Management also states that they are confident that they can raise money to continue funding the operations.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999




NOTE 12-  GOING  CONCERN  (CONTINUED)
          ---------------------------

          The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 13-  SUBSEQUENT  EVENTS
          ------------------

          On January 19, 2001, the Company purchased the stock of Lo Castro & Associates, Inc. a privately held automobile and communications business. The Company also purchased the real estate on which the automobile and communications business operates. Pinnacle Business Management, Inc. filed Form 8k/A with the Securities and Exchange Commission on April 4, 2001 to report that transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.


PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS.

Name  of  Officer  or  Director:
Position:
Age:
Term  of  Office:

Michael  Bruce  Hall
President
Director
45
Since  October  1997

Jeffrey  G.  Turino
Chief  Executive  Officer
Director
43
Since  October  1997

MICHAEL BRUCE HALL: President since 1997. Mr. Hall has a BSBA from the University of Richmond.

Mr. Hall started Landmark Custom Homes in the early 1980s and built 200 custom homes in Pinellas and Hillsborough Counties in Florida. In 1983, he started and still owns Market Place Travel, which is one of the top five independent producing agencies in Pinellas County. In the late 1980s, he worked as a financial planner for E.F. Hutton. He returned to the construction and design field in the early 1990s and worked for Zuma Engineering, Inc., a local recycling company, as an electrical design specialist until 1997. He served as the Chairman for the Legislative Committee for the Southern Association of Title Lenders in 1996.


Mr. Hall oversees and manages all facets of the corporation including, but not limited to, marketing, collections, customer service and expansion. He also plans, develops and establishes policies and objectives of Pinnacle. He approves all financial obligations.

JEFFREY G. TURINO: Chief Executive Officer since 1997. Mr. Turino has a management degree from the University of Florida. From 1986 to 1997, Mr.
Turino  served  as  corporate  secretary  for  Zuma  Engineering,  Inc.

Mr. Turino coordinates and implements all policies and procedures directed by the board of directors.

SUITS  AGAINST  DIRECTORS

In 1986, Michael Hall was a party to an arbitration proceeding convened by the National Association of Securities Dealers, Inc.("NASD"). The proceeding was the result of a complaint by a client of Shearson Lehman stemming in part from Mr. Hall's activities as a broker for the client. The arbitration resulted in an award for the client in the amount of $250,000.

In 1995, Jeffrey Turino entered into a Stipulation and Consent Agreement with the Florida Department of Banking and Finance Division of Financial Investigation. Mr. Turino consented to a finding that, as corporate secretary of Zuma Engineering, Inc., he failed to prevent corporate agents of Zuma to offer for sale and sell unregistered securities in the State of Florida. He agreed to pay a $10,000 fine and to refrain from future violations of Florida's securities laws.

ITEM  10.  EXECUTIVE  COMPENSATION.

The company issued 27,500,000 shares of common stock each to Jeff Turino, chief executive officer of the company, and Michael B. Hall, director and president of the company in the first quarter of 2000. This issuance of shares was pursuant to an Agreement and Release releasing all claims by Turino and Hall pursuant to the company's inability to perform under the Employment Agreements entered into by the company and Turino and Hall in 1997. These Employment Agreements required the company to pay certain compensation to Turino and Hall for services rendered. The company failed to pay Turino and Hall the agreed compensation for performed services.

The original employment agreements each have an initial term ending in 2002 and automatically renew for one-year terms thereafter. Under the terms of the agreement, each would receive an annual base salary of $104,000 with additional increases, at least annually, as deemed necessary by the board of directors. The contracts provide that if the company fails to meet the executive's compensation, the executive may either defer the compensation and accrue the salary or take the difference in common stock at the rate of one share for each dollar not received in the first year. In years two through five, the executive could take stock at a rate equal to the shares purchased by the dollar difference of the paid versus unpaid salary at an average price of the last thirty days in the trading year of the stock.

The employment agreements provide that each executive may take in the form of stock or cash compensation earned up to $104,000 per year but not paid, and bonus amounts of $52,000 each in 1998. The officer can defer the acquisition of earned stock and take the stock at any time in their sole discretion. The employment agreements also provide two stock option plans, "A" and "B." Option "A" allows for 500,000 shares of common stock, having an exercise price of $.50 per share, in 1998. Option "B" allows for 500,000 shares of common stock, having an exercise price of $1.00 per share, from 1999 through 2002.

The following chart presents the compensation that the company actually paid the officers between 1997 and 2000. It does not include the 27,500,000 shares of stock paid to each officer as consideration for entering into the Agreement and
Release:

Name  and  Principal  Position
Year
Salary
Bonus
Other  Annual  Compensation
All  Other  Compensation
Michael  Hall

2000
1999
1998
1997
$  55,000
$  65,464
$  61,728
$  71,000
-  -0-
-  -0-
Jeffrey  Turino
2000
1999
1998
1997
$  55,000
$  65,464
$  61,728
$  71,000
-  -0-
-  -0-

The Agreement and Release deletes all provisions in the employment agreements creating stock options and the promise of the company to adopt an incentive stock option as part of the employment agreement. Turino and Hall will continue employment under the terms of the Employment Agreements until 2002 as if no breach in either of the officer's Employment Agreements occurred.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2000 by each individual who is known to the company, as of the date of this filing, to be the beneficial owner of more then five percent of any class of Pinnacle's voting securities. The table shows each class of equity securities of Pinnacle and its subsidiaries owned by all directors and officers of Pinnacle. Messrs. Hall and Turino are the Directors and Executive Officers of Pinnacle, and Mr. Lo Castro became an officer of Pinnacle in 2001.

Title of Class          Name and Address of    Amount and Nature of  Percent of Class
                        Beneficial Owner       Beneficial Ownership
---------------------  ----------------------  --------------------  -------------------
Common Stock            Michael Bruce Hall               39,502,000              8.6%

---------------------  ----------------------  --------------------  -------------------

Common Stock            Jeff Turino                      39,502,000              8.6%

---------------------  ----------------------  --------------------  -------------------

Common Stock            Kim Lo Castro and                83,300,000             18.2%
                        Vincent Lo Castro

---------------------  ----------------------  --------------------  -------------------

Common Stock            Officers and Directors          162,304,000             35.4%
                        as a  Group

There are no agreements between or among any of the shareholders which would restrict the issuance of shares in any manner that would result in change of control of Pinnacle other then Shareholders Rights Agreement by and among Pinnacle and Kim Lo Castro and Vincent Lo Casto, dated as of January 1, 2001, and Stock Pledge Agreement by and among the same parties, dated as of January 1, 2001. The Shareholders Rights Agreement and the Stock Pledge Agreement are incorporated by reference to the company's Form 8-K/A, filed on April 4, 2001.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In June 1999, Jeff Turino and Bruce Hall signed an agreement with Primex Capital pledging 7,500,000 shares of Pinnacle stock to secure personal loans. Messrs. Turino and Hall then loaned the proceeds to Pinnacle in the amount of $348,000 each. The company repaid Messrs. Hall and Turino $439,157 the same year.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NUMBER             EXHIBITS


 3.1*      Articles  of  Incorporation
 3.1.1*    Amendments  to  Articles  of  Incorporation
 3.1.2*    Amendments  to  Articles  of  Incorporation
 3.1.3*    Amendments  to  Articles  of  Incorporation
 3.1.4*    Articles  of  Amendment
 3.1.5*    Certificate  of  Amendment
 3.1.6     Certificate  of  Amendment
 3.2*      By-laws
10.1*      Mail  Boxes  Etc.  USA,  Inc.  Contract
10.2*      Comdata  Referral  Agreement
10.3*      Comdata  Payment  Services  Express  Cash  Statement  of  Services
10.4*      Comdata  Payment  Services  Funds  Distribution  Agreement
10.5*      CashLynk  Master  Client  Agreement
10.6*      Amendment  to  Agreement  with  Gordon  &  Associates
10.7*      Addendum  to  Consulting  Services  Agreement  with  Gordon  &
           Associates
10.8*      Mastercard  Agreement
10.9*      Hall  Employment  Agreement
10.10*     Turino  Employment  Agreement
10.11*     Agreement  and  Release
21*        Subsidiaries  of  the  Registrant

* These exhibits are incorporated by reference to the company's Form 10SB/A filed on December 8, 2000.

No reports on Form 8-K were filed, and none were required to be filed, during the last quarter of the period covered by this report.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April  16,  2001


Pinnacle Business Management Inc.



/s/  Jeffrey  G.  Turino
------------------------------------------
Jeffrey G. Turino, Chief Executive Officer and Director



/s/  Michael  B.  Hall
------------------------------------------
Michael B. Hall, President and Director