Form 10QSB
period 2001-03-31
PINNACLE BUSINESS MANAGEMENT INC
filed 2001-05-21
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2001 the Registrant had outstanding 635,707,064 shares of common stock.


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

      ITEM  5.  OTHER  INFORMATION

      ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                      PINNACLE  BUSINESS  MANAGEMENT,  INC.
                               AND  SUBSIDIARIES

                             FINANCIAL  STATEMENTS
                            MARCH  31,  2001  AND  2000





                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            FOR THE QUARTERLY PERIOD
                             MARCH 31, 2001 AND 2000

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS:




     BALANCE  SHEETS  AS  OF  MARCH  31,  2001  AND  2000
     (UNAUDITED)

     STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS
     ENDED  MARCH  31,  2001  AND  2000  (UNAUDITED)

     STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS
     ENDED  MARCH  31,  2001  AND  2000  (UNAUDITED)

     NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL
     STATEMENTS

                   PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (UNAUDITED)


                                          ASSETS
                                          ------



                                                                        MARCH 31,
                                                                    2001         2000
                                                                ------------  -----------

CURRENT ASSETS
   Cash and cash equivalents                                    $   182,845   $   56,944
   Accounts receivable, net of allowance for doubtful accounts    2,385,449      277,477
   Mortgage loans receivable                                         73,000            -
   Inventory                                                      1,443,736            -
   Other current assets                                              26,250      464,250
                                                                ------------  -----------

       TOTAL CURRENT ASSETS                                       4,111,280      798,671
                                                                ------------  -----------


PROPERTY AND EQUIPMENT                                            3,640,148      166,005
   Less: accumulated depreciation                                  (338,489)     (74,654)
                                                                ------------  -----------

       TOTAL NET PROPERTY AND EQUIPMENT                           3,301,659       91,351
                                                                ------------  -----------

OTHER ASSETS
    Investments                                                     558,000      135,000
    Unamortized goodwill                                          5,713,566      236,498
    Security deposits                                                 7,938       13,658
    Loan costs, less amortization                                     4,900      196,671
                                                                ------------  -----------

       TOTAL OTHER ASSETS                                         6,284,404      581,827
                                                                ------------  -----------


TOTAL ASSETS                                                    $13,697,343   $1,471,849
                                                                ============  ===========


     See accompanying notes to consolidated condensed financial statements.

                 PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                                   MARCH 31,
                                                               2001          2000
                                                           ------------  ------------
CURRENT LIABILITIES
   Demand note - shareholders                              $ 1,007,090   $         -
   Current portion of mortgage payable                       1,165,316             -
   Current portion of notes payable                          1,077,608     1,390,928
   Accounts payable and accrued expenses                       981,533       430,429
   Deferred revenue                                             43,256             -
                                                           ------------  ------------

       TOTAL CURRENT LIABILITIES                             4,274,803     1,821,357
                                                           ------------  ------------


LONG-TERM LINE OF CREDIT                                             -     1,068,000
NOTES PAYABLE - OFFICERS                                             -       300,360
LONG-TERM DEBT, LESS CURRENT PORTION                         7,839,783       547,287
                                                           ------------  ------------

       TOTAL LONG-TERM LIABILITIES                           7,839,783     1,915,647
                                                           ------------  ------------

TOTAL LIABILITIES                                           12,114,586     3,737,004
                                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value of $.001; authorized
      50,000,000 and 50,000,000 shares in March 31, 2001
      and 2000; issued and outstanding none                          -             -
   Common stock, par value of $.001; authorized
      700,000,000 and 250,000,000 shares of common stock
      and 635,707,064 and 157,262,589 shares of common
      stock issued and outstanding                             635,707       157,262
   Additional paid-in capital                                9,402,338     2,328,575
   Deficit                                                  (8,455,288)   (4,750,992)
                                                           ------------  ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  1,582,757    (2,265,155)
                                                           ------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $13,697,343   $ 1,471,849
                                                           ============  ============


     See accompanying notes to consolidated condensed financial statements.

                      PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                          (UNAUDITED)

                                                                      MARCH 31,
                                                               2001                2000
                                                        ------------------  ------------------
REVENUE
   Vehicle sales                                        $       2,330,034   $               -
   Business telephone systems and wireless telephones             146,395                   -
   Consulting and miscellaneous                                   461,416                   -
   Payday advance                                                  10,590              62,681
                                                        ------------------  ------------------
                                                                2,948,435              62,681
COST OF SALES                                                  (2,063,147)                  -
                                                        ------------------  ------------------

GROSS PROFIT                                                      885,288              62,681

OPERATING EXPENSES
   Salaries, employee leasing and related                         482,928             154,994
   Advertising                                                     56,584               7,386
   Commissions and consulting                                   1,907,673              13,000
   Office and general                                              34,313              10,776
   Professional fees                                              109,811             210,609
   Repairs and maintenance                                          1,185               1,243
   Rent                                                            79,487              38,482
   Repossession costs                                                   -               8,734
   Telephone and utilities                                         56,341              27,696
   Travel                                                          21,471              32,400
   Other operating                                                 58,401              35,392
                                                        ------------------  ------------------
       TOTAL OPERATING EXPENSES                                 2,808,194             540,712
                                                        ------------------  ------------------

(LOSS) FROM OPERATIONS                                         (1,922,906)           (478,031)
                                                        ------------------  ------------------

OTHER INCOME (EXPENSES)
   Interest income                                                 58,661                   -
   Interest expense                                              (152,449)            (70,950)
   Depreciation and Amortization expense                          (69,279)            (31,583)
   Bad debt                                                             -                   -
                                                        ------------------  ------------------
       TOTAL OTHER INCOME (EXPENSE)                              (163,067)           (102,533)
                                                        ------------------  ------------------

NET LOSS  APPLICABLE TO COMMON SHARES                   $      (2,085,973)  $        (580,564)
                                                        ==================  ==================

NET LOSS PER BASIC AND DILUTED SHARES                   $          (0.006)  $          (0.007)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                 331,161,325          86,952,686
                                                        ==================  ==================


     See accompanying notes to consolidated condensed financial statements.

                         PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                             (UNAUDITED)



                                                                                2001         2000
                                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                 $(2,085,973)  $(580,564)
                                                                            ------------  ----------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
        Depreciation and amortization                                            69,279      31,583
        Stock issued for Consulting Services                                  1,905,000     137,250

    CHANGES IN ASSETS AND LIABILITIES:
        (Increase) Decrease in customer and vehicle loans receivable - net     (488,620)     (2,503)
        Decrease in loans other and prepaid expenses                              3,750       2,750
        (Increase) Decrease in deposits and other                               127,903      (1,263)
        Decrease in inventory                                                   134,463           -
        Increase in accounts payable and accrued expenses                        47,941     111,665
        Increase in deferred revenue                                             22,648           -
                                                                            ------------  ----------
           TOTAL ADJUSTMENTS                                                  1,822,364     279,482
                                                                            ------------  ----------
           NET CASH (USED IN) OPERATING ACTIVITIES                             (263,609)   (301,082)
                                                                            ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (25,212)     (9,174)
                                                                            ------------  ----------
           NET CASH (USED IN) INVESTING ACTIVITIES                              (25,212)     (9,174)
                                                                            ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds and payments of long-term debt and line of credit - net             400,550     324,175
   Increase in officers' loans - net                                              9,181      33,299
                                                                            ------------  ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                            409,731     357,474
                                                                            ------------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       120,910      47,218
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                    61,935       9,726
                                                                            ------------  ----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                     $   182,845   $  56,944
                                                                            ============  ==========


     See accompanying notes to consolidated condensed financial statements.

                PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    (UNAUDITED)



                                                            2001          2000
                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
       Interest Expense                                 $    138,949  $      3,700
                                                        ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
     Issuance of Common Stock for Consulting Services   $  1,905,000  $    137,250
                                                        ============  ============
     Issuance of common stock for MAS-Investment        $          -  $    135,000
                                                        ============  ============
     Issuance of common stock-officer loan repayment    $    298,817  $          -
                                                        ============  ============
     Issuance of common stock-debt repayment            $    213,106  $          -
                                                        ============  ============

ACQUISITION OF LO CASTRO AND ASSOCIATES, INC.
AND ARNONI PARTNERSHIP

     Purchase price                                     $  7,942,965
                                                        ------------

     Goodwill                                              5,749,500
     Equity assumed (assets over liabilities)                793,465
     Stepup in building value from purchase                1,400,000
                                                        ------------
                                                        $  7,942,965
                                                        ============

ASSETS OVER LIABILITIES PURCHASED

ASSETS
     Cash                                               $     59,947
     Accounts receivable                                   1,881,209
     Mortgage loans receivable                               158,370
     Inventory                                             1,578,199
     Other assets                                             42,533
     Property, plant and equipment - net                   1,751,142
     Loan origination costs - net                              5,005
                                                        ------------
                                                        $  5,476,405
                                                        ------------

LIABILITIES
     Shareholders payable - net                         $    998,000
     Notes and mortgages payable                           2,952,695
     Deferred revenue                                         20,608
     Accounts payable                                        711,637
                                                        ------------
                                                           4,682,940
                                                        ------------

  NET EQUITY PURCHASED                                  $    793,465
                                                        ============


     See accompanying notes to consolidated condensed financial statements.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000



NOTE 1 -  ORGANIZATION  AND  BASIS  OF  PRESENTATION
          ------------------------------------------

          The consolidated condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          Results of operations for the interim periods are not indicative of annual results.

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.

          Pinnacle Business Management, Inc. operates a wholly owned subsidiary Lo Castro and Associates, Inc. a licensed new vehicle dealership that sells Daewoo motor vehicles pursuant to a franchise agreement. In addition, the company sells used cars, communication systems, wireless telephones, and provides consulting services to other dealers.

          The company's other operating wholly owned, subsidiary Fast Paycheck Advance of Florida, Inc. provides short-term paycheck advances to customers.

          The company in the year 2000 discontinued its only other operating subsidiary Fast Title Loans, Inc. due to a poor legislative climate.

          On March 3, 2000, the Company acquired 100% of the issued and outstanding common stock of MAS Acquisition XIX Corp, an inactive, registrant, reporting company. Pinnacle became the parent corporation of MAS Acquisition XIX Corp when it exchanged 1,500,000 shares of common stock for 8,250,000 shares of MAS. An investment of $135,000 was recorded.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000


NOTE 1 -  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (CONTINUED)
          -------------------------------------------------------

          In the first quarter 2001 the Company spun off an inactive wholly owned subsidiary, Summit Property Group, Inc. and Pinnacle Business Management Inc's shareholders received a non cash dividend of 1 share of Summit Property Group, Inc. for each 100 shares of Pinnacle Business Management, Inc. Summit Property Group, Inc. subsequently changed its name to Corbel Holdings, Inc.

          The accompanying financial statements reflect the consolidated operations of the above.

NOTE 2 -  BUSINESS  ACQUISITION
          ---------------------

          Pinnacle Business Management, Inc. ("the Company") on January 19, 2001 acquired the net assets of Lo Castro and Associates, Inc. a Pennsylvania "S" corporation ("Lo Castro"). The Company also acquired the net assets of Arnoni, Lo Castro and Associates, a Pennsylvania general partnership ("Arnoni"). Lo Castro and Arnoni are related entities under common ownership.

          The Company acquired Lo Castro and Arnoni for 83,300,000 shares of the Company's common stock plus a promissory note in the amount of $6,693,465 due in quarterly installments commencing April 1, 2002 through and including January 1, 2007. The purchase price approximated $7,942,965.

          The summarized unaudited pro forma results of operations set forth below for the three months ended March 31, 2001 and 2000 assume the acquisition was completed January 1, 2000 and include applicable expenses.

                                                   Three Months Ended
                                                        March 31,
                                                       (Unaudited)
                                            --------------------------------
                                                 2001               2000
                                            -------------      -------------

          Revenue                           $  2,948,435         $1,875,556
          Operating  expenses                 (4,871,341)        (2,256,516)
                                            -------------      -------------

          Loss  from  operations              (1,922,906)          (380,960)
          Other  income  (expenses)             (163,067)           (88,073)
                                            -------------      -------------

          Proforma net income (loss)        $ (2,085,973)      $   (469,033)
                                            =============      =============

          Proforma net income (loss) per
          Common  stock                     $     (.006)       $      (.005)
                                            ============       =============

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000




NOTE 3 -  EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
          -----------------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the company reported a loss because to do so would have been antidilutive for periods presented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                        March 31,
                                             -----------------------------
                                                   2001            2000
                                             --------------  -------------

          Net  Loss                          $  (2,085,973)  $   (580,564)

          Weighted  average  common shares
          outstanding  (basic)                 331,161,325     86,952,686

          Weighted-average common stock
          equivalents:
          Stock  options:                              ---            ---
          Warrants:                                    ---            ---
                                             --------------  -------------

          Weighted-average common shares
          outstanding  (diluted)               331,161,325     86,952,686
                                             ==============  =============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000


NOTE 4 -  GOING  CONCERN
          --------------

          As shown in the accompanying financial statements, the Company incurred net losses for the three months ended March 31, 2001 and 2000.

          Additionally, in the year 2001, a mortgagor has made a demand for the mortgage payable which is secured by the land and the building on which Lo Castro and Associates, Inc. operates. Furthermore, Lo Castro was informed by Promistar Bank to seek other alternative financing for their floor plan liability of new Daewoo vehicles. The company is seeking the financing to rectify these two demands.

          Pinnacle Business Management,Inc.has a $100,000 note payable with an investor that expired May 14, 1999. The Company has accrued interest at March 31, 2001 of $100,500 that is due.

          Management is negotiating and seeking long-term financing to meet their obligations stated above. However, the Company's financial condition will be further negatively impacted if the financing is not obtained.

          These factors raise substantial doubt about the Company's ability to continue as a going concern.

          There is no guarantee whether the Company will be able to generate enough revenue and/or raise enough capital to support the operations. If the Company is unsuccessful in its efforts, it may be necessary to preserve asset value. The financial statements do not include any adjustments that may result from the outcome of those uncertainties.

NOTE 5 -  LITIGATION
          ----------

          The Company is defending a lawsuit commenced by Tyler Jay & Co., L.L.C. asserting a claim for fees and commissions arising from loans made to the Company. The sums demanded exceed $500,000 in the aggregate. The Company has asserted claims that are still in the process of being evaluated by their attorneys. It is not possible to determine whether there will be a loss; or, if there is a loss, the extent of the loss.

          However, the Company favorably settled a lawsuit with First American Reliance, Inc. (FAR) in December, 2000. The suit above stems from loans made to the Company by FAR.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Management's discussion is based on an analysis of the financial statements for the three months ended March 31, 2001. The figures are then compared to the same period 2000. This discussion should be read in conjunction with the company's audited financial statements for 2000 and 1999 which are set forth in the company's Form 10-KSB filed on April 17, 2001.

PAST  AND  FUTURE  FINANCIAL  CONDITION

Pinnacle is a consumer finance servicer that offers advance paycheck services and other retail financial services at competitive rates in convenient locations. At present, Pinnacle is a company in transition with diversified operations.

Pinnacle is a holding company of Fast Paycheck Advance Inc., a Florida corporation ("Fast Paycheck") and Lo Castro & Associates, Inc., a Pennsylvania Subchapter S corporation, ("Lo Castro"), acquired on January 19, 2001. In addition, Pinnacle acquired Arnoni, Lo Castro & Associates, a Pennsylvania general partnership ("Arnoni"). Lo Castro and Arnoni are related entities under common control. The company's other wholly owned subsidiary, Fast Title Loans, Inc., a Florida corporation ("Fast Title") became inactive in September 2000.

In the past, Fast Title, Pinnacle's consumer lending subsidiary, generated all of the Company's revenues. Fast Title loaned money, secured by motor vehicle title, to individuals with poor or non-existent credit. It provided fast access to short-term cash loans, primarily in the state of Florida. The title loan business, however, became unprofitable when the legislature in Florida lowered the interest rates on vehicle title loans. In September 2000, Pinnacle discontinued its Fast Title business and concentrates instead on developing Fast Paycheck and its growth potential. Fast PayCheck is engaged in consumer lending and advance paycheck services.

Since Fast Title became inactive in September 2000, management has developed new lines of business, primarily through Fast Paycheck, and shifted its business operations dramatically. As a result of discontinuing the title loan business in Florida, however, the operating revenues decreased and the company's financial condition was impaired.

The negative impact on operations resulted in a loss of income for the last two years. The total losses for the company were $3,440,749 in 2000 and $2,646,922 in 1999. The total revenue from the title loan business was -0- in 2000 and $210,424 in 1999. Revenues from the payday advance were $71,199 in year 2000 and $4,114 in 1999.

In March 2001, Pinnacle spun-off Summit Property Group, Inc., ("Summit"), a Nevada corporation and a wholly-owned subsidiary of Pinnacle. This subsidiary remained inactive and had no assets since its incorporation on December 27, 1997.

Management is optimistic that the company will recover and continues to develop the data processing services and payday advance services to individuals, as well as to explore additional business opportunities to expand cash flow.

The company's new operations encompass three areas: (1) the expansions of revenues through the traditional pay day lending; (2) revenue from processing payday loans for competitors and (3) continuation and expansion of the Lo Castro business.

First  Component  of  Operations
--------------------------------

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

The Comdata agreement, entered into on November 11, 1999, was for the term of one year. Pinnacle continues to renew the agreement on month-to-month basis. Under the agreement, Comdata provided Pinnacle with the ComCheck debit card that have access to the CIRRUS ATM Network and the MAESTRO POS Debit Network. The debit cards are issued by First American National Bank, who is a CIRRUS and MAESTRO member. MAESTRO is a distribution division of the MasterCard system. Comdata also provided the company's employees with initial training in the funds distribution by the means of the debit card, as well as with promotional material.

The debit cards provided by Comdata are used to advance funds to the customers. Instead of disbursing cash and requiring cash to be on hand in locations throughout the country, Pinnacle provides a debit card to its customers that is accepted at 1,000,000 plus locations. The debit card is placed on the MAESTRO system by Comdata.

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

Second  Component  of  Operations
---------------------------------

The second component of operational revenues consists of processing revenues generated from processing PayDay advance loans for the company's competitors. Management expects revenues to increase through the expansion of Fast PayCheck.

On September 24, 1999, the company signed an agreement to offer Fast PayCheck services through Mail Boxes Etc. USA, Inc. ("MBE") stores. MBE is a franchiser of retail outlets which provide a variety of postal, business and communication services to businesses and the general public. The contract allows Fast PayCheck to offer services through participating MBE retail outlets. MBE has over 3000 locations in the United States. The management estimates that offering its debit card services in even a fraction of these stores could greatly expand the business of Fast PayCheck.

Through the MBE agreement, Fast PayCheck may offer its services in any participating MBE Centers. The decision to open a Fast PayCheck service in an existing MBE center is made by Pinnacle's management. Under the agreement, Pinnacle may commence business in any state, in which Pinnacle is licensed to conduct business, within the three year period. Pinnacle has to negotiate with each franchisee separately, and the franchisee must agree to offer Fast
PayCheck  services  in  their  MBE  Center.

The MBE contract carries an option to renew upon terms agreed to by MBE, Pinnacle and Fast PayCheck. However, MBE, a subsidiary of Office Products of
America, Inc., has recently been sold to United Parcel Service. The reorganization of MBE's corporate structure does not affect or modify the terms of MBE's agreement with Pinnacle. The future of the MBE agreement, however, is uncertain at this time due to the fact that the new management of MBE may not include Pay Check services in their business model and may not renew the agreement before its expiration in September 2002. In the event Pinnacle is unable to renew the MBE contract, it may not be able to meet the projected target of revenues generated by its debit card services in MBE locations, unless it secures a similar contract with another competitor or develops new lines of business.

Currently, Fast PayCheck services are offered in four corporate locations (former Fast Title stores) in the state of Florida and throughout 125 MBE locations in the state of Florida. By the end of 2001, Management plans to expand into every MBE location in states with laws favorable to the provisions of Fast PayCheck services. Several states have usury laws, for example, that would prohibit Fast PayCheck practices. Management estimates that as many as 2800 MBE stores are located in favorable states.

The company has been licensed in Florida, Louisiana, Utah, Missouri, North Carolina, Kentucky, Indiana, Idaho, and California, and has pending applications for licenses in 20 (twenty) additional states, as set forth in more detail in the company's Form 10-KSB, filed on April 17, 2001, and incorporated herein by reference. Management is currently working to open locations in Louisiana and Utah; the target date, previously announced as December 2000, has not been met and a revised target for the opening has not been set due to the company's assimilation of the Lo Castro acquisition into its business plan.

Third  Component  of  Operations
--------------------------------

The third component of operations is the recently acquired Lo Castro businesss. Pinnacle intends to continue Lo Castro's diversified operations conducted through Lo Castro's three divisions, All Pro Auto Mall, All Pro Daewoo, and All Pro Communications.

All  Pro  Auto  Mall
--------------------

All Pro Auto Mall sells used passenger cars and light trucks in the Western Pennsylvania area out of its Auto Mall store in McMurray, Pennsylvania. The Auto Mall store, located on Route 19 South in Peters Township, has a showroom that accommodates up to seven vehicles. The Company focuses its marketing efforts on the sub-prime customer through its Buy-Here-Pay-Here program. In a typical transaction, the Buy-Here-Pay-Here customer purchases a used vehicle that sells for less than $9,000. The customer is required to make a down payment, ranging from $1,500 to $2,500, and finances the balance with the Company. All Pro charges interest rates ranging from 13% to 21%, depending on the condition and model year of the vehicle, the degree of credit risk, and the size and term of the loan.

All Pro Auto Mall also offers a wide range of traditional third party financing and leasing options for customers not considered sub-prime. Occasionally, the Auto Mall also offers a limited selection of classic cars, sports cars, exotic cars, and motorcycles. These vehicles are financed through traditional financing arrangements with other lending institutions.

All  Pro  Daewoo
----------------

All Pro Daewoo is an authorized dealer of Daewoo Motor America, Inc., and it sells new and used Daewoo motor vehicles. Daewoo Motor America, Inc. currently manufactures three Daewoo models for sale in the United States, all of which are available at All Pro Daewoo. The Daewoo models consist of the sub-compact Lanos, the mid-size Nubira, and the full-size Leganza. Daewoo motor vehicles are a high-value, low price-point vehicle with Manufacturer's Suggested Retail Prices ranging from $9,199 to $19,199, excluding taxes, title, and destination charges. Daewoo vehicles are sold for cash or financed through traditional third party sources and are not typically eligible for the Buy-Here-Pay-Here Program.

The All Pro Daewoo dealership has a full service parts department with eleven service bays and a customer service department. It has the ability to service any vehicle. It is also a fully licensed Safety Inspection and Emission Station for the Commonwealth of Pennsylvania, making servicing any vehicle convenient for the customer.

All  Pro  Communications
------------------------

All Pro Communications is a full service Telecommunications company engaged in the sales, installation, and service of the following systems:
     1.   Digital  Business  Telephone  Systems
     2.   Digital  Voice  Mail  Systems
     3.   Automated  Attendant  Systems
     4.   Nurse  Call  Systems
     5.   Emergency  Call  Systems
     6.   Closed  Circuit  Television  (CCTV)  Surveillance  Systems
     7.   Fire  and  Security  Systems
     8.   Structured  Cabling  (voice,  data,  video,  fiber  optics)
     9.   Telephone  Entry  Systems

On May 24, 2000, All Pro entered into an agreement with NEC America, Inc. ("NECAM"), a New York corporation with a principal place of business located in Irving, Texas, to sell and distribute telecommunications products and to provide installation, repair, maintenance, training and related services in the territory designated in the agreement. The NECAM agreement and Product Appendices are incorporated by reference to the Company's Form 8-K filed with the Commission on February 5, 2001.

All Pro, as NECAM's Associate under the agreement with NEC America, Inc., has installed business telephone systems within the port configurations offered by NECAM. During the calendar year 2000, All Pro provided installation and service to the commercial industry, private business, government agencies, health care facilities and educational institutions throughout the Western Pennsylvania region.

All Pro Communication is lead by a group of experienced telecommunication professionals specializing in the sales, design, installation and service of Business Communication Systems. All Pro employees include communications consultants, certified technicians, customer service representatives and administrative personnel. Senior management of All Pro will be comprised of the same team that has directed the growth of Lo Castro since its incorporation in 1997 and includes Vincent A. Lo Castro, Mark D. Jackson, Frank J. Lo Castro and Vincent Trocheck. The current management brings to All Pro many years of combined experience in business management and telecommunications.

All Pro Communications is an authorized agent of AT&T Wireless Services in the Pittsburgh Metropolitan Statistical Area. As AT&T's agent, All Pro offers a wide range of products, including the latest digital multi-network and internet-ready wireless telephones manufactured by Nokia, Ericsson, and Motorola. The Company also assists the customer in selecting the best calling plan on which to activate service based on a review of their calling patterns (minutes used per month, long distance and roaming activity).

As a subsequent event, in May, 2001, All Pro Communications entered into a three-year Sales Agency Agreement with MCI WorldCom Wireless, Inc. ("MCIW"). Under this Agreement, All Pro Communications is permitted to act as a sales agent for the solicitation of wireless telephone service in the territory in which MCIW has legal and regulatory authority.

All three divisions operate out of the same facility, a three story building located at 3644 Washington Road, McMurray, Pennsylvania, 15317. The property is owned by Arnoni, Lo Castro & Associates ("Arnoni"), a Pennsylvania general partnership, which was acquired by Pinnacle in the Lo Castro Acquisition. Prior to the Lo Castro Acquisition, each of the selling shareholders assigned their respective interest in Arnoni to Lo Castro & Associates, Inc. The Assignment of Partnership Agreement has been filed with the Commission as Exhibit 17 to the company's Form 8-K/A filed on April 4, 2001, and incorporated herein by reference.

RESULTS  OF  OPERATIONS

TOTAL ASSETS. Total assets at March 31, 2001 are $13,697,343 compared to $1,471,849 at March 31, 2000. The increase in the first quarter 2001 primarily represents the net assets of Lo Castro and Arnoni.

TOTAL LIABILITIES. Total liabilities are $12,114,586 for three months ended March 31, 2001 compared to $3,737,004 as of March 31, 2000. Total liabilities include accounts payable and accrued expenses, current portion of mortgage payable, the current portion of the long term debt, and demand note payable shareholders. Accounts payable increased to $981,533 at March 31, 2001 compared to from $430,429 at March 31, 2000.

The long-term debt increased to $7,839,783 at March 31, 2001 compared to $547,287 at March 31, 2000. The increase of long-term debt reflects a promissory note in the amount of $6,693,465 payable to Vincent A. and Kim Lo Castro for the acquisition of the net assets of LoCastro. The note is payable in quarterly installments commencing April 1, 2002 through and including January 1, 2007.

The company has a $100,000 note payable with an investor that expired May 14, 1999. The company has accrued interest at March 31, 2001 of $100,500 that is due.

REVENUES. Operating revenues have increased over the first three months of operation in 2001. At March 31, 2001 operating revenues were $2,948,435 compared to $62,681 at March 31, 2000. Operating revenues are expected to remain constant or increase as a result of the Lo Castro acquisition and the Fast PayCheck expansion.

COST OF SALES: Cost of sales at March 31, 2001 is $2,063,147 compared to -0- at March 31, 2000. Costs of sales are expected to increase in proportion to the operating revenues.

OPERATING EXPENSES. Operating expenses are $2,808,194 for the three months ended March 31, 2001 compared to $540,712 for the three months ended March 31, 2000. The expenses include salaries, advertising, commissions and consulting fees relating to the Lo Castro acquisition. Management believes that the financial condition of the company will improve substantially by 2002.

NET LOSS. The company incurred net losses for the three months ended March 31, 2001 and 2000. The company's net loss is $2,085,973 for the three months ended March 31, 2001 and $580,564 for the three months ended March 31, 2000.

CAPITAL EXPENDITURES. Capital expenditures increased to $25,212 for the three months ended March 31, 2001 compared to $9,174 for the three months ended March 31, 2000. The increase represents expenditures associated with the Lo Castro operations. The company's capital expenditures are not substantial and management does not foresee a substantial difference from quarter to quarter.

Non-cancelable lease commitments run until 2003. The total amount due under the lease terms for 2001 is $34,212. The company is operating various Fast PayCheck's locations in Florida on a month to month basis.

The company has a mortgage payable note secured by the land and the building from which Lo Castro operates. The total amount due under the mortgage note for 2001 is $1,165,316. The mortgagor made a demand for the mortgage. The company is seeking long-term financing to refinance the loan.

LIQUIDITY

Maintaining sufficient liquidity is a material challenge to management at the present time. As the financial statements reflect, the company incurred net losses for the three months ended March 31, 2001 and 2000. In addition, a mortgagor has made a demand for the mortgage payable which is secured by the land and the building from which Lo Castro operates. Furthermore, Lo Castro was informed by Promistar Bank to seek other alternative financing for its floor plan financing of new Daewoo vehicles. Management is negotiating and seeking long-term financing to meet their obligations and to carry the expenses of the company until revenues are increased. If the financing is not obtained, however, the company's condition will be further negatively impacted.

PART  II.  OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS

First  American  Reliance,  Inc.,  BK  Case  No.  98-23906
----------------------------------------------------------

The first proceeding is an adversary proceeding brought by the trustee in bankruptcy of First American Reliance, Inc.("the Debtor"), on June 29, 1999, in the United States Bankruptcy Court, Western District, New York, BK Case No. 98-23906, AP No. 99-2186, entitled Douglas J. Lustig, as Trustee v. Pinnacle Business Management, Inc., and Fast Title Loans, Inc. This case involves a claim made in bankruptcy by First American Reliance, Inc. ("FAR") against the company and Fast Title for $689,207 plus 9% interest thereon from April 3, 1997, for amounts allegedly loaned and advanced by FAR to the company and Fast Title which were not repaid. The company and Fast Title have asserted a defense and setoff alleging that monies of the company from stock subscriptions delivered to FAR and related entities were not turned over to the company but were wrongfully converted and, in some cases, used by FAR as loans to the company and Fast Title. It is further alleged that the claims of the company and Fast Title exceed the sum that FAR claims it is owed by the company and Fast Title. The parties in the case recently entered into a Stipulation of Settlement, in which the company and Fast Title agreed, jointly and severally, to pay the Trustee in bankruptcy of FAR the sum of $100,000 in the full settlement of the case. An initial payment of $25,000 was tendered at the time of delivery of the executed Stipulation to the Trustee, and an additional payment of $25,000 was made in March 2001. Two additional payments of $25,000 each are payable on or before April 1, 2001 and May 1,2001. The Stipulation provides that in the event of failure to pay in full any of these payments within 10 days of its due date, the remaining balance of all payments along with the additional sum of $25,000 will be immediately due and payable at the option of the Trustee. Under the Stipulation, the maximum money judgment the company is subject to is $100,000. On March 23, 2001 the bankruptcy Judge approved the settlement.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Item  2:

(a) There were no instruments defining rights of the holders of any class of registered securities that have been modified.

(b)  Not  applicable

(c) As of March 31, 2001, the company issued 178,707,064 restricted securities. The shares were contracted for issue by the company in a privately negotiated agreement and therefore were issued in an exemption from registration as a private placement under section 4(2) of the Securities Act of 1933.

(d)  Not  applicable.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

The company has a $100,000 note payable with an investor that expired May 14, 1999. The company has accrued interest at March 31, 2001 of $100,500 that is due.

The company has a mortgage payable note secured by the land and the building from which Lo Castro operates. In the year 2001, the mortgagor made a demand for the mortgage. The total amount due under the mortgage note is $1,165,316.

In addition, Lo Castro has been informed by Promistar Bank to seek other alternative financing for their floor plan liability of new Daewoo vehicles. The company is seeking long-term financing to rectify these two demand.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

There  were  no  matters  submitted  to  the  vote  of  securities  holders.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K



Exhibit  Number         Exhibit  Description
______________________________________________________________________________

2. Stock Purchase Agreement among Pinnacle Business Management, Inc. and Vincent A. Lo Castro and Kim Lo Castro, and Michael B. Hall and Jeff Turino, dated as of December 27, 2000, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

2(i) Stock Pledge Agreement among Pinnacle Business Management, Inc., Vincent and Kim Lo Castro, and Mark Jackson as Pledge Agent, dated as of January 1, 2001, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

2(ii) Secured Promissory Note by Pinnacle Business Management Inc., made on January 1, 2001, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

2(iii) Shareholder Rights Agreement among Pinnacle Business Management, Inc. and Kim and Vincent Lo Castro, dated as of January 1, 2001, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

2(iv) Mortgage, Security Agreement, and Financing Statement between Kim and Vincent Lo Castro, as Mortgagees, and Arnoni, Lo Castro & Associates, as Mortgagor, effective as of January 1, 2001, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

2(v) Closing Agreement between Pinnacle Business Management, Inc. and Kim and Vincent Lo Castro, dated as of January 18, 2001, incorporated herein by reference to the company's Form 8-K, filed with the Commission on February 5, 2001.

3(i) Articles of Incorporation, incorporated herein by reference from Form 10-SB/A, filed with the Commission on December 8, 2000.

3(ii) Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 14, 2001.

3(iii) Bylaws, Incorporated by reference from Form 10-SB/A, filed with the Commission on December 8, 2000.

The company filed with the Commission Form 8-K and Form 8-K/A in the period ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE  BUSINESS  MANAGEMENT,  INC.


Date:  May  18,  2001


By:
      ---------------------------------------------------
      Jeffrey  G.  Turino,  Chief  Executive  Officer


By:
      --------------------------------------------------
      Michael  B.  Hall,  President  and  Director