Form 10QSB
period 2001-06-30
PINNACLE BUSINESS MANAGEMENT INC
filed 2001-08-20
CIK 1055037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                _________________
                            (Commission file number)


                       PINNACLE BUSINESS MANAGEMENT, INC.
                 (Name of Small Business Issuer in its charter)


            Nevada                                        91-1871963
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of June 30, 2001 the Registrant had outstanding 635,707,064 shares of common stock.

Transitional  Small  Business  Disclosure  Format.  Yes  [ ]  No[X]

TABLE OF CONTENTS

PART I   FINANCIAL  INFORMATION

     ITEM I.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     ITEM 5.  OTHER  INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.    FINANCIAL INFORMATION

  ITEM I.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            FOR THE QUARTERLY PERIODS
                             JUNE 30, 2001 AND 2000






                                [GRAPHIC OMITED]

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:



     BALANCE SHEETS AS OF JUNE 30, 2001 AND 2000
     (UNAUDITED)

     STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
     ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

     STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
     ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
     STATEMENTS

                   PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (UNAUDITED)

                                          ASSETS
                                          ------

                                                                         JUNE 30,
                                                                    2001         2000
                                                                ------------  -----------

CURRENT ASSETS
   Cash and cash equivalents                                    $    31,253   $   54,450
   Accounts receivable, net of allowance for doubtful accounts    2,688,212      243,339
   Mortgage loans receivable and other                               46,000      423,000
   Inventory                                                      1,079,624            -
   Other current assets                                             102,278       37,500
                                                                ------------  -----------

        TOTAL CURRENT ASSETS                                      3,947,367      758,289
                                                                ------------  -----------


PROPERTY AND EQUIPMENT                                            3,660,047      169,731
   Less: accumulated depreciation                                  (372,551)     (83,650)
                                                                ------------  -----------

        TOTAL NET PROPERTY AND EQUIPMENT                          3,287,496       86,081
                                                                ------------  -----------

OTHER ASSETS
    Investments                                                     558,000      135,000
    Unamortized goodwill                                          5,677,632      235,498
    Security deposits                                                 7,938        8,958
    Loan costs, less amortization                                     4,795      172,088
                                                                ------------  -----------

        TOTAL OTHER ASSETS                                        6,248,365      551,544
                                                                ------------  -----------


TOTAL ASSETS                                                    $13,483,228   $1,395,914
                                                                ============  ===========

     See accompanying notes to consolidated condensed financial statements.

                   PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (UNAUDITED)


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                                        JUNE 30,
                                                                   2001          2000
                                                               ------------  ------------
CURRENT LIABILITIES
   Demand note - shareholders                                  $ 1,260,000   $         -
   Current portion of mortgage payable                           1,154,546             -
   Current portion of notes payable                              1,689,697     1,545,928
   Accounts payable and accrued expenses                           520,386       446,341
   Deferred revenue                                                 15,115             -
                                                               ------------  ------------

       TOTAL CURRENT LIABILITIES                                 4,639,744     1,992,269
                                                               ------------  ------------


LONG-TERM LINE OF CREDIT                                                 -     1,068,000
NOTES PAYABLE - OFFICERS                                                 -       280,623
LONG-TERM DEBT, LESS CURRENT PORTION                             7,507,313     1,013,636
                                                               ------------  ------------

       TOTAL LONG-TERM LIABILITIES                               7,507,313     2,362,259
                                                               ------------  ------------

TOTAL LIABILITIES                                               12,147,057     4,354,528
                                                               ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value of $.001; authorized
      50,000,000 and 50,000,000 shares in June 30,
      and 2000; issued and outstanding none                              -             -
   Common stock, par value of $.001; authorized
      700,000,000 and 300,000,000 shares of common stock
      and 635,707,064 and 152,209,622 shares of common stock
      stock issued and outstanding                                 635,707       152,210
   Additional paid-in capital                                    9,402,338     2,233,630
   Deficit                                                      (8,701,874)   (5,344,454)
                                                               ------------  ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      1,336,171    (2,958,614)
                                                               ------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $13,483,228   $ 1,395,914
                                                               ============  ============

     See accompanying notes to consolidated condensed financial statements.

                                PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     FOR THE SIX MONTHS AND THREE MONTHS ENDED
                                                    (UNAUDITED)

                                                  SIX MONTHS ENDED             THREE MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                2001           2000           2001           2000
                                            -------------  -------------  -------------  -------------
REVENUE
   Vehicle sales                            $  4,110,138   $          -   $  1,780,104   $          -
   Business telephone systems and
     wireless telephones                         386,779              -        240,384              -
   Consulting and miscellaneous                  722,007              -        260,591              -
   Payday advance                                 27,305         69,683         16,715          7,002
                                            -------------  -------------  -------------  -------------
                                               5,246,229         69,683      2,297,794          7,002
COST OF SALES                                 (3,525,734)             -     (1,462,587)             -
                                            -------------  -------------  -------------  -------------
GROSS PROFIT                                   1,720,495         69,683        835,207          7,002


OPERATING EXPENSES
   Salaries, employee leasing and related        971,186        354,160        488,258        199,166
   Advertising                                   123,401         17,621         66,817         10,235
   Commissions and consulting                  1,911,405         28,692          3,732         15,692
   Office and general                             72,039         30,531         37,726         19,755
   Professional fees                             177,276        284,015         67,465         73,406
   Repairs and maintenance                         1,215          2,629             30          1,386
   Rent                                          141,496         72,258         62,009         33,776
   Repossession costs                                  -         13,667              -          4,933
   Telephone and utilities                       105,929         55,617         49,588         27,921
   Travel                                         50,468         44,996         28,997         12,596
   Other operating                                82,252         86,564         23,851         51,172
                                            -------------  -------------  -------------  -------------
          TOTAL OPERATING EXPENSES             3,636,667        990,750        828,473        450,038
                                            -------------  -------------  -------------  -------------

(LOSS) FROM OPERATIONS                        (1,916,172)      (921,067)         6,734       (443,036)
                                            -------------  -------------  -------------  -------------

OTHER INCOME (EXPENSES)
   Interest income                               126,309              -         67,648              -
   Interest expense                             (382,715)      (174,948)      (230,266)      (103,998)
   Depreciation and Amortization expense        (139,380)       (66,326)       (70,101)       (34,743)
   Bad debt                                      (20,600)       (11,685)       (20,600)       (11,685)
                                            -------------  -------------  -------------  -------------
          TOTAL OTHER INCOME (EXPENSE)          (416,386)      (252,959)      (253,319)      (150,426)
                                            -------------  -------------  -------------  -------------

NET LOSS  APPLICABLE TO COMMON SHARES       $ (2,332,558)  $ (1,174,026)  $   (246,585)     $(593,462)
                                            =============  =============  =============  =============

NET LOSS PER BASIC AND DILUTED SHARES       $     (0.005)  $     (0.010)  $    (0.0003)  $     (0.006)
                                            =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                443,285,687    117,056,154    635,707,064    102,004,420
                                            =============  =============  =============  =============

     See accompanying notes to consolidated condensed financial statements.

                          PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                              (UNAUDITED)



                                                                                2001          2000
                                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                 $(2,332,558)  $(1,174,026)
                                                                            ------------  ------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
        Depreciation and amortization                                           139,382        66,326
        Stock issued for Consulting Services                                  1,905,000       137,250
        Provision for doubtful accounts                                               -        11,685

    CHANGES IN ASSETS AND LIABILITIES:
        (Increase) Decrease in customer and vehicle loans receivable - net     (791,383)       19,950
        Decrese in mortgage loans receivable                                    (29,745)            -
        (Increase) Decrease in deposits and other                               112,370         9,937
        Decrease in inventory                                                   498,575             -
        Increase (Decrease) in accounts payable and accrued expenses           (413,206)      127,577
        Increase in deferred revenue                                             (5,493)            -
                                                                            ------------  ------------
             TOTAL ADJUSTMENTS                                                1,415,500       372,725
                                                                            ------------  ------------
             NET CASH (USED IN) OPERATING ACTIVITIES                           (917,058)     (801,301)
                                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (45,111)      (12,900)
                                                                            ------------  ------------
             NET CASH (USED IN) INVESTING ACTIVITIES                            (45,111)      (12,900)
                                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds and payments of long-term debt and line of credit - net             669,487       845,363
   Increase in officers' loans - net                                            262,000        13,562
                                                                            ------------  ------------
             NET CASH PROVIDED BY  FINANCING ACTIVITIES                         931,487       858,925
                                                                            ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (30,682)       44,724
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                    61,935         9,726
                                                                            ------------  ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                     $    31,253   $    54,450
                                                                            ============  ============

     See accompanying notes to consolidated condensed financial statements.

                PINNACLE BUSINESS MANAGEMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (UNAUDITED)


                                                            2001          2000
                                                        ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
            Interest Expense                            $    355,715  $     46,828
                                                        ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
     Issuance of Common Stock for Consulting Services   $  1,905,000  $    137,250
                                                        ============  ============
     Issuance of common stock for MAS-Investment        $          -  $    135,000
                                                        ============  ============
     Issuance of common stock officer loan repayment    $    298,817  $          -
                                                        ============  ============
     Issuance of common stock debt repayment            $    213,106  $          -
                                                        ============  ============

ACQUISITION OF LO CASTRO AND ASSOCIATES, INC.
AND ARNONI PARTNERSHIP

     Purchase price                                     $  7,942,965
                                                        ------------

     Goodwill                                              5,749,500
     Equity assumed (assets over liabilities)                793,465
     Stepup in building value from purchase                1,400,000
                                                        ------------
                                                        $  7,942,965
                                                        ============

ASSETS OVER LIABILITIES PURCHASED

ASSETS
     Cash                                               $     59,947
     Accounts receivable                                   1,881,209
     Mortgage loans receivable                               158,370
     Inventory                                             1,578,199
     Other assets                                             42,533
     Property, plant and equipment - net                   1,751,142
     Loan origination costs - net                              5,005
                                                        ------------
                                                        $  5,476,405
                                                        ------------

LIABILITIES
     Shareholders payable - net                         $    998,000
     Notes and mortgages payable                           2,952,695
     Deferred revenue                                         20,608
     Accounts payable                                        711,637
                                                        ------------
                                                           4,682,940
                                                        ------------

  NET EQUITY PURCHASED                                  $    793,465
                                                        ============

     See accompanying notes to consolidated condensed financial statements.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000



NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

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

          The company's other operating wholly owned, subsidiary Fast Paycheck Advance of Florida, Inc.provides short-term paycheck advances to customers.

          The company in the year 2000 discontinued its only other operating subsidiary Fast Title Loans, Inc. due to poor legislative climate.

          On March 3, 2000, the Company acquired 100% of the issued and outstanding common stock of MAS Acquisition XIX Corp, an inactive, registrant, reporting company. Pinnacle became the parent corporation of MAS Acquisition XIX Corp when it exchanged 1,500,000 shares of common stock for 8,250,000 shares of MAS. An investment of $135,000 was recorded.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000


NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------------------

          In the first quarter 2001 the Company spun off an inactive wholly owned subsidiary, Summit Property Group, Inc. and Pinnacle Business Management Inc's shareholders received a non cash dividend of 1 share of Summit Property Group, Inc. for each 100 shares of Pinnacle Business Management, Inc. Summit Property Group, Inc. subsequently changed its name to Corbel Holdings, Inc.

          The accompanying financial statements reflect the unaudited consolidated operations of the above.

NOTE 2-   BUSINESS ACQUISITION
          --------------------

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

          The summarized unaudited pro forma results of operations set forth below for the six months ended June 30, 2001 and 2000 assume the acquisition was completed January 1, 2000 and include applicable expenses.

                                                     Six Months Ended
                                                         June 30,
                                                       (Unaudited)
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------

          Revenue                              $ 5,246,229   $ 3,924,950
          Operating expenses                    (7,162,401)   (4,758,602)
                                               ------------  ------------

          Loss from operations                  (1,916,172)     (833,652)
          Other income (expenses)                 (416,386)      (99,184)
                                               ------------  ------------

          Proforma net income (loss)           $(2,332,558)  $  (932,836)
                                               ============  ============

          Proforma net income (loss) per
          Common stock                         $     (.005)  $     (.007)
                                               ============  ============

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000


NOTE 3-   EARNINGS (LOSS) PER SHARE OF COMMON STOCK
          -----------------------------------------

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                    June 30,
                                           --------------------------
                                               2001          2000
                                           ------------  ------------

          Net Loss                          (2,332,558)  $(1,174,026)

          Weighted average common shares
          outstanding (basic)              443,285,687   117,056,154

          Weighted-average common stock
          equivalents:
              Stock options:                       ---           ---
              Warrants:                            ---           ---
                                           __________________________
          Weighted-average common shares
          outstanding (diluted)            443,285,687   117,056,154
                                           ============  ============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000


NOTE 4-   GOING CONCERN
          -------------

          As shown in the accompanying financial statements, the Company incurred net losses for the six months ended June 30, 2001 and 2000.

          Additionally in the year 2001, a mortgagor, has made a demand for the mortgage payable which is secured by the land and the building on which Lo Castro and Associates, Inc. operates. Furthermore, Lo Castro was informed by Promistar Bank to seek other alternative financing for their floor plan liability of new Daewoo vehicles.

          Management is seeking alternatives to meet their obligations stated above. However, the Company's financial condition will be further negatively impacted if the banks requirements are not met.

          Pinnacle Business Management,Inc.has a $100,000 note payable with an investor that expired May 14, 1999. The Company has accrued interest at June 30, 2001 of $100,500 that is due.

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

NOTE 5-   LITIGATION
          ----------

          The Company is defending a lawsuit commenced by Tyler Jay & Co., L.L.C.asserting a claim for fees and commissions arising from loans made to the Company. The sums demanded exceed $500,000 in the aggregate. The Company has asserted claims that are still in the process of being evaluated by their attorneys. It is not possible to determine whether there will be a loss; or, if there is a loss, the extent of the loss.

                       PINNACLE BUSINESS MANAGEMENT, INC.
                                AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000


NOTE 5-   LITIGATION (CONTINUED)
          ----------------------

          Lo Castro & Associates, Inc. has been named as a co-defendant in law suits filed in the United States District Court for the Northern District of Ohio, Western Division. The suits, filed in 2001, surround an automobile accident in May, 2000 involving a former employee who was not on Company business at the time of the accident. Because of the complex nature of this action, it may be a number of years before this matter is ultimately resolved. After consultation with legal counsel, management believes that the aggregate liability, if any after insurance proceeds, resulting from such pending action will not have a material adverse effect on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Management's discussion is based on an analysis of the financial statements for the six months ended June 30, 2001 and the three months ended June 30, 2001. The figures are then compared to the same periods in 2000. This discussion should be read in conjunction with the company's audited financial statements for 2000 and 1999 which are set forth in the company's Form 10- KSB filed on April 17, 2001.

PAST AND FUTURE FINANCIAL CONDITION

Pinnacle is a holding company of Fast Paycheck Advance Inc., a Florida corporation ("Fast Paycheck") and Lo Castro & Associates, Inc., a Pennsylvania corporation, ("Lo Castro") , acquired on January 19, 2001. In addition, Pinnacle acquired Arnoni, Lo Castro & Associates, a Pennsylvania general partnership ("Arnoni"). Lo Castro and Arnoni are related entities under common control. The company's other wholly owned subsidiary, Fast Title Loans, Inc.,a Florida corporation ("Fast Title") became inactive in September 2000.

In March 2001, Pinnacle spun-off Summit Property Group, Inc., ("Summit"), a Nevada corporation and a wholly-owned subsidiary of Pinnacle. This subsidiary remained inactive and had no assets since its incorporation on December 27, 1997.

Management is optimistic that the company can recover from recent financial difficulties and continue the data processing services and payday advance services to individuals, as well as to grow the Lo Castro businesses to expand cash flow.

The company's new operations encompass three areas: (1) revenues through the traditional pay day lending; (2) revenue from processing payday loans for competitors and (3) continuation and expansion of the Lo Castro business.

First Component of Operations
-----------------------------

The first component of operations consists of revenues generated through the pay day lending from the company's former Fast Title locations in Florida. In November 1999, the company entered into a contract with Comdata Network, Inc. d/b/a Comdata Corporation {"Comdata"), a Maryland corporation. Comdata has developed, offers and operates a funds distribution service, which may be used by companies and employers to distribute wages, salaries or expense reimbursement funds to employees or persons entitled to such funds, by means of Comcheck eCash Card {MasterCard), provided the companies are approved for Comdata's service.

The Comdata agreement, entered into on November 11, 1999, was for the term of one year. Pinnacle has continued to renew the agreement on a month-to-month basis.

Under the agreement, Comdata provides Pinnacle with the ComCheck debit card that has access to the CIRRUS ATM Network and the MAESTRO POS Debit Network. The debit cards are issued by First American National Bank, who is a CIRRUS and MAESTRO member. MAESTRO is a distribution division of the MasterCard system. Comdata also provides the company's employees with initial training in the funds distribution by the means of the debit card, as well as with promotional material.

The debit cards provided by Comdata are used to advance funds to the customers. Instead of disbursing cash and requiring cash to be on hand in locations throughout the country, Pinnacle provides a debit card to its customers that is accepted at 1,000,000 plus locations. The debit card is placed on the MAESTRO system by Comdata.

The Comdata contract expired on November 11, 2000, but continues month-to-month. Before its expiration, Pinnacle entered into a contract with Lynk Systems, Inc. {"Lynk Systems"), by and through its CashLynk Master-Client Agreement signed on September 12, 2000. Both Lynk System and Comdata provide debit cards to the company. Lynk System contract is for the term of two years. Lynk System provides the same services as Comdata, but it also provides additional services that customers can utilize with the debit card, such as ATM services, Fund Transfer Services, Long Distance Telephone Services, and POS Services that allow the cardholder to purchase goods and services at any retail or other establishment that displays the network logo that also appears on the back of the card. POS are Point-of-Service locations. The debit card issued by Lynk Systems is supported by the Star, Plus, Mac, Pulse, Interlink and NYCE network. These networks act exactly like the MAESTRO and CIRRUS networks that support the Comdata debit cards. The major advantage of the Lynk System is the increased swipe fee revenue from Lynk Systems. A swipe fee is a fee generated each time the debit card is used in an ATM or at a POS location. Pinnacle has the option to pick up additional services for its clients, but has not implemented any such programs. Pinnacle has plans to implement additional services as they become available from the Lynk System in the next 9 months.

Second Component of Operations
------------------------------

The second component of operational revenues consists of processing revenues generated from processing Pay Day advance loans for the company's competitors.

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

Third Component of Operations
-----------------------------

The third component of operations is the recently acquired Lo Castro businesss. Pinnacle intends to continue Lo Castro's diversified operations conducted through Lo Castro's three divisions, All Pro Auto Mall, All Pro Daewoo, and All Pro Communications.

All Pro Auto Mall
-----------------

All Pro Auto Mall sells used passenger cars and light trucks in the Western Pennsylvania area out of its Auto Mall store in McMurray, Pennsylvania. The Auto Mall store, located on Route 19 South in Peters Township, has a showroom that accommodates up to seven vehicles. The Company has focused its marketing efforts on the sub-prime customer through its UUAC affiliation program. In a typical transaction, the subprime customer purchases a used vehicle that sells for less than $9,000. The customer is required to make a down payment, ranging from $500 to $2,000, and finances the balance with funding available through UUAC.
Interest  rates  range  in  the  area  of  21%.

All Pro Auto Mall also offers a wide range of traditional third party financing and leasing options for customers not considered sub-prime. Occasionally, the Auto Mall also offers a limited selection of classic cars, sports cars, exotic cars, and motorcycles. These vehicles are financed through traditional financing arrangements with other lending institutions.

During the second quarter, Lo Castro and Associates, Inc. entered into a servicing agreement with Universal Underwriters Acceptance Corporation to carry sub prime paper in addition to existing financing arrangements.

All Pro Daewoo
--------------

All Pro Daewoo is an authorized dealer of Daewoo Motor America, Inc., and it sells new and used Daewoo motor vehicles. Daewoo Motor America, Inc. currently manufactures three Daewoo models for sale in the United States, all of which are available at All Pro Daewoo. The Daewoo models consist of the sub-compact Lanos, the mid-size Nubira, and the full-size Leganza. Daewoo motor vehicles are a high-value, low price-point vehicle with Manufacturer's Suggested Retail Prices ranging from $9,199 to $19,199, excluding taxes, title, and destination charges. Daewoo vehicles are sold for cash or financed through traditional third party sources and are not typically eligible for the sub prime program.

The All Pro Daewoo dealership has a full service parts department with eleven service bays and a customer service department. It has the ability to service any vehicle. It is also a fully licensed Safety Inspection and Emission Station for the Commonwealth of Pennsylvania, making servicing any vehicle convenient for the customer.

All Pro Communications
----------------------

All Pro Communications is a full service Telecommunications company engaged in sales, the installation, and service of the following systems:

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

All Pro, as NECAM's Associate under the agreement with NEC America, Inc., has installed business telephone systems within the port configurations offered by NECAM. During the current calendar year, All Pro provided installation and service to the commercial industry, private business, government agencies, health care facilities and educational institutions throughout the Western Pennsylvania region.

All Pro Communications is led by a group of experienced telecommunication professionals specializing in the sales, design, installation and service of Business Communication Systems. All Pro employees include communications consultants, certified technicians, customer service representatives and administrative personnel. Senior management of All Pro will be comprised of the same team that has directed the growth of Lo Castro since its incorporation in 1997 and includes Vincent A. Lo Castro, Mark D. Jackson, and Frank J. Lo Castro. The current management brings to All Pro many years of combined experience in business management and telecommunications.

As a wireless agent, All Pro offers a wide range of products, including the latest digital multi-network and internet-ready wireless telephones manufactured by Nokia, Ericsson, and Motorola. The Company also assists the customer in selecting the best calling plan on which to activate service based on a review of their calling patterns (minutes used per month, long distance and roaming activity).

All Pro Communications is an authorized agent of AT&T Wireless Services in the Pittsburgh Metropolitan Statistical Area.

In April 2001, All Pro Communications entered into a one year Nonexclusive Dealer Agreement with Cricket Communication, Inc. d/b/a Cricket Wireless, Inc. ("Cricket"). Under this Agreement, All Pro Communications is permitted to act as a sales agent for the solicitation of wireless telephone service in the Pittsburgh and Butler, Pennsylvania, markets.

In May, 2001, All Pro Communications entered into a three-year Sales Agency Agreement with MCI WorldCom Wireless, Inc. ("MCIW"). Under this Agreement, All Pro Communications is permitted to act as a sales agent for the solicitation of wireless telephone service in the territory in which MCIW has legal and regulatory authority, which includes most major markets in the United States.

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

RESULTS OF OPERATIONS
---------------------

TOTAL ASSETS. Total assets at June 30, 2001 are $13,483,228, compared to March 31, 2001 assets of $13,697,343, and compared to June 30,2000 assets of $1,395,914. The increase in the first two quarters of 2001 primarily represents the net assets of Lo Castro and Arnoni.

TOTAL LIABILITIES. Total liabilities are $12,147,057 at June 30, 2001, compared to $12,114,586 at March 31, 2001, and compared to $4,354,528 as of June 30,
2000. Total liabilities include accounts payable and accrued expenses, current portion of mortgage payable, the current portion of the long term debt, and demand note payable shareholders. Accounts payable decreased from $981,533 at March 31, 2001 to $520,386 at June 30, 2001. Accounts payable at June 30, 2000 were $ 446,341.

The long-term debt at June 30, 2001 is $7,507,313, a decrease from $7,839,783 at March 31, 2001. Long-term debt at June 30, 2000 is $1,013,636. The increase of long-term debt in 2001 reflects a promissory note in the amount of $6,693,465 payable to Vincent A. and Kim Lo Castro for the acquisition of the net assets of Lo Castro. The note is payable in quarterly installments commencing April 1, 2002 through and including January 1, 2007.

The company has a $100,000 note payable with an investor that expired May 14, 1999. The company has accrued interest at June 30, 2001 of $114,000 that is due.

REVENUES. Operating revenues have decreased in the second quarter over the first three months of operation in 2001. The decrease is from two sources. First there was a decrease in Consulting Revenues, which should completely disappear in future quarters. The second reason is the decreased automobile selling prices in the quarter, due to the transformation of the marketing and sales efforts from late model pre-owned business to less expensive models in the sub-prime (UUAC) business.

Revenues, however, are greatly increased for the first six months of 2001, compared to the same period 2000. At March 31, 2001 operating revenues were $2,948,435. At June 30, 2001 revenues for the three month period are $2,297,794. This compares to revenues for the three month period ending June 30,2000 of $7,002. Pinnacle realized revenues for the six month period ending June 30, 2001 of $5,246,229 compared to $69,683 for the same period 2000. Operating revenues are expected to remain constant or increase as a result of the Lo Castro acquisition.

COST OF SALES: Cost of sales for the six months ended June 30, 2001 is $3,525,734. There was no meaningful cost of sales during 2000. Cost of sales for the three month period ended June 30, 2001, however, is $1,462,587. The costs of sales are expected to increase in proportion to the operating revenues.

OPERATING EXPENSES. Operating expenses for the six months period ending June 30, 2001 are $3,636,667 compared to operating expenses of $990,750 for the same period 2000. Operating expenses are $828,473 for the three months ended June 30, 2001 compared to $450,038 for same period 2000. Operating expenses are $2,808,194 for the first quarter of 2001, ending March 31, 2001. Pinnacle's operating expenses continue to increase proportionately with increases in sales. The expenses include salaries, advertising, commissions and consulting fees relating to the Lo Castro acquisition. Management believes that the financial condition of the company will improve substantially by 2002.

NET LOSS. The company incurred net losses for the six months ending June 30, 2001 of $2,332,558, compared to a loss of $1,174,026 for the same period 2000. The company incurred net losses for the three months ended June 30, 2001 of $246,585 compared to a net loss for the same period 2000 of $593,462.

The company had a net loss of $2,085,973 for the three months ended March 31, 2001. Management expects the company to continue to improve with net operating income for the balance of the current year slightly better than the second quarter. It is worth noting that the company had a net operating profit of $6,734 for the three months ended June 30, 2001 as compared to a net operating loss of $443,036 for the three month period ended June 30, 2000.

CAPITAL EXPENDITURES. There was no material capital expenditures during the period reported.

Non-cancelable lease commitments run until 2003. The total amount due under the lease terms for 2001 is $34,212. The company is operating various Fast PayCheck's locations in Florida on a month to month basis.

The company has a mortgage payable note secured by the land and the building from which Lo Castro operates. The total amount due under the mortgage note is $1,154,546 at June 30, 2001. The Lender has called the Mortgage, but is currently accepting payments according to the original terms of the loan and it is paid current both as to principal and interest.

LIQUIDITY

Maintaining sufficient liquidity is a material challenge to management at the present time. As the financial statements reflect, the company incurred net losses for the six months ended June 30,2001 and 2000. In addition, a mortgagee has made a demand for the mortgage payable which is secured by the land and the building from which Lo Castro operates. Furthermore, Lo Castro was informed by Promistar Bank to seek other alternative financing for its floor plan financing of new Daewoo vehicles. Management is negotiating and seeking alternatives to meet their obligations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

First American Reliance, Inc., BK Case No.98-23906
--------------------------------------------------

The lawsuit brought by First American Reliance against Pinnacle, described in the Quarterly report ending March 31, 2001, has been settled. Pinnacle currently has a remaining balance of $50,000 to pay under the settlement terms.

In the second proceeding, Pinnacle and Fast Title Loans are defendants in a pending civil action instituted in 1999, in Erie County, New York, entitled Tyler Jay & Company, L.L.C. v. Fast Title Loans, Inc. and Pinnacle Business Management, Inc., Index No. 1-1999/5697. This case involves a breach of contract claim made against the company and Fast Title by Tyler Jay and Company ("Tyler Jay") for their failure to pay certain compensation allegedly owing Tyler Jay for services that it purportedly performed. Tyler Jay claims that it is owed certain monies and stock options, which damages are allegedly in excess of $600,000. The company and Fast Title have asserted that Tyler Jay is not entitled to recovery since the agreed-upon services were not provided. Moreover, the company and Fast Title have filed a counterclaim seeking $34,000, the sum paid to Tyler Jay, on the basis that they were damaged by Tyler Jay's fraudulent representation and breach of fiduciary duty. The parties in the case are currently conducting discovery. Management intends to vigorously defend this claim.

In the third proceeding, a Pinnacle subsidiary, Lo Castro & Associates, Inc. has been named as co-defendant in a three related complaints filed in the United States District Court for the Northern District of Ohio, Western Division. The complaints arise from an automobile accident in May, 2000 involving a former employee who was not on Company business at the time of the accident. Because of the complex nature of this action, it may be a number of years before this matter is ultimately resolved. After consultation with legal counsel, management believes that the aggregate liability, if any after insurance proceeds, resulting from such pending action will not have a material adverse effect on the Company's financial condition.

This action has given rise to three related complaints. Damages plead in each exceeds the minimum for jurisdiction of the Court.

The first related complaint was filed March 12, 2001(Case No. 3:01CV7113) by Anita Carrion, as Administratrix of the Estate of Robert Perez, Jr. against Lo Castro & Associates, Inc. d/b/a All Pro Communications, George Tenney, Sr, Administrator of the Estate of George Tenney, Jr., American Manufacturers Mutual Insurance Company, and State Farm Mutual Automobile Insurance Company.

The second related complaint was filed by persons injured during the accident. The complaint was filed June 5, 2001 (Case No. 3:01CV7281) by Donald M. Smoke, Debra A. Smoke, Marlon N. Chubb, and Bonnie F. Chubb against Lo Castro &
Associates,  Inc.  d/b/a  All  Pro  Communications,  and  George  Tenney,  Sr.,
Administrator  of  the  Estate  of  George  Tenney,  Jr.

The  third  related  complaint  is  a  declaratory  judgement action filed by Lo
Castro's Insurance Company. The complaint was filed July 11, 2001 (Case No.3:01CV7354) by Prime Insurance Syndicate, Inc. against Lo Castro & Associates, Inc. d/b/a All Pro Communications, All Pro Daewoo, and All Pro Auto Mall, et al., George Tenney, Sr., Administrator of the Estate of George Tenney, Jr., Anita Carrion, as Administratrix of the Estate of Robert Perez, Jr., Donald M Smoke, Debra A. Smoke, Marlon N. Chubb, and Bonnie F. Chubb.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no instruments defining rights of the holders of any class of registered securities modified during the period reported and there were no restricted securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The company has a $100,000 note payable with an investor that expired May 14, 1999. The company has accrued interest at June 30, 2001 of $114,000 that is due.

The company has a mortgage payable note secured by the land and the building from which Lo Castro operates. In the year 2001, the mortgagee made a demand for the mortgage. The total amount due under the mortgage note is $1,154,546. Replacement financing has not been secured; the Mortgagee is accepting payments according to the original terms of the loan and it is paid current both as to principal and interest.

In addition, Lo Castro has been informed by Promistar Bank to seek other alternative financing for their floor plan liability of new Daewoo vehicles. The company is seeking alternatives to rectify these two demands.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the vote of securities holders

ITEM 6.  EXHIBITS

Exhibit Number      Exhibit

3(i) Articles of Incorporation, incorporated herein by reference from Form 10-SB/A, filed with the Commission on December 8, 2000.

3(ii) Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on March 14, 2001, incorporated herein by reference from Form 10-QSB, filed with the Commission on May 18, 2001

3(iii) Bylaws, Incorporated by reference from Form 10-SB/A, filed with the Commission on December 8, 2000.


10 (i)         Sales  Agency  Agreement  with  MCIW  dated  May  5,  2001

10 (ii)        Servicing  Agreement  between  Lo  Castro  and  Associates,  Inc.
               and Universal Underwriters Acceptance Corporation, effective June 6, 2001.

10 (iii) Nonexclusive Dealer Agreement between Lo Castro and Associates, Inc. and Cricket Communications, Inc., d/b/a/ Cricket Wireless, effective April 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PINNACLE BUSINESS MANAGEMENT, INC.


Date: August 16, 2001



By:  /S/  Jeffrey G. Turino
     ------------------------------------------
     Jeffrey G. Turino, Chief Executive Officer




By:  /S/  Michael B. Hall
     ------------------------------------------
     Michael B. Hall, President and Director